Form 10-Q
period 2023-06-30
Nabors Energy Transition Corp. II
filed 2023-08-25
CIK 1975218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41744

NABORS ENERGY TRANSITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1729137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 West Greens Road, Suite 1200 Houston, Texas	77067
(Address of principal executive offices)	(Zip Code)

(281) 874-0035

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one warrant	NETDU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	NETD	The Nasdaq Stock Market LLC
Warrants, exercisable for one Class A ordinary share at an exercise price of $11.50 per share	NETDW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 25, 2023, there were 30,500,000 Class A ordinary shares, par value $0.0001 per share, 0 Class B ordinary shares, par value $0.0001 per share, and 8,625,000 Class F ordinary shares, par value $0.0001 per share, issued and outstanding.

NABORS ENERGY TRANSITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED BALANCE SHEET

JUNE 30, 2023

(UNAUDITED)

Assets
Deferred offering costs	1,007,333
Total assets	$1,007,333

Liabilities and Shareholder’s Equity
Current liabilities
Accrued offering costs	$575,342
Accrued expenses	6,412
Promissory note – related party	158,006
Total current liabilities	739,760
Deferred legal fees	250,000
Total liabilities	989,760

Commitments and contingencies (Note 6)

Shareholder’s Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding(1)	863
Additional paid-in capital	24,137
Accumulated deficit	(7,427)
Total shareholder’s equity	17,573
Total Liabilities and Shareholder’s Equity	$1,007,333
(1)

This number includes up to 1,125,000 Class F ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters within the 45 day over-allotment period (see Note 5). The underwriters purchased 500,000 units subject to the over-allotment option on July 18, 2023 and as a result, only 1,000,000 Class F ordinary shares are subject to forfeiture if the remainder of the over-allotment option is not exercised in full or in part by the underwriters within the 45 day over-allotment period.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 12, 2023 (INCEPTION) THROUGH JUNE 30, 2023

(UNAUDITED)

Formation and operating costs	$7,427
Net loss	$(7,427)

Weighted average shares outstanding of Class F ordinary shares (1)	6,360,759

Basic and diluted net loss per ordinary share, Class F ordinary shares	$(0.00)
(1)

This number excludes up to 1,125,000 Class F ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters within the 45 day over-allotment period (see Note 5). The underwriters purchased 500,000 units subject to the over-allotment option on July 18, 2023 and as a result, only 1,000,000 Class F ordinary shares are subject to forfeiture if the remainder of the over-allotment option is not exercised in full or in part by the underwriters within the 45 day over-allotment period.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM APRIL 12, 2023 (INCEPTION) THROUGH JUNE 30, 2023

(UNAUDITED)

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 12, 2023	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class F ordinary shares to Sponsor(1)	—	—	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	—	—	(7,427)	(7,427)
Balance – June 30, 2023	—	$—	—	$—	8,625,000	$863	$24,137	$(7,427)	$17,573
(1)

This number includes up to 1,125,000 Class F ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters within the 45 day over-allotment period (see Note 5). The underwriters purchased 500,000 units subject to the over-allotment option on July 18, 2023 and as a result, only 1,000,000 Class F ordinary shares are subject to forfeiture if the remainder of the over-allotment option is not exercised in full or in part by the underwriters within the 45 day over-allotment period.

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 12, 2023 (INCEPTION) THROUGH JUNE 30, 2023

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(7,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through issuance of Class F ordinary shares	1,015
Changes in operating assets and liabilities:
Accrued expenses	6,412
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Supplemental disclosure of cash flow information:
Deferred offering costs paid through promissory note- related party	$158,006
Deferred offering costs included in accrued offering costs	$575,342
Deferred legal fees recorded in offering costs	$250,000
Deferred offering costs paid by Sponsor in exchange for Class F ordinary shares	$23,985

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Nabors Energy Transition Corp. II (the “Company”) was incorporated in the Cayman Islands on April 12, 2023. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company intends to identify solutions, opportunities, companies or technologies that focus on advancing the energy transition; specifically, ones that facilitate, improve or complement the reduction of carbon or greenhouse gas emissions while satisfying growing energy consumption across markets globally. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of June 30, 2023, the Company had not yet commenced operations. All activity for the period from April 12, 2023 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On April 24, 2023, Nabors Energy Transition Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”), paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class F ordinary shares, par value $0.0001 per share (the “Founder Shares”). On June 16, 2023, the Company issued 2,875,000 additional Founder Shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares, for approximately $0.003 per share.

The registration statement for the Company’s Initial Public Offering was declared effective on July 13, 2023. On July 18, 2023, the Company consummated the Initial Public Offering of 30,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes a partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at $10.00 per unit, generating gross proceeds of $305,000,000 which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,540,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the direct or indirect owners of the Sponsor (the “Private Warrantholders”), generating gross proceeds of $9,540,000, which is discussed in Note 4.

In addition, the direct or indirect owners of the Sponsor loaned the Company a total of $3,050,000, and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000 (see Note 5), as of the closing date of the Initial Public Offering at no interest, which are referred to as the Overfunding Loans. The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans were extended in order to ensure that the amount in the Trust Account (as defined below) was $10.10 per Public Share at the closing of the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders (as defined below), subject to the limitations; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so.

Transaction costs amounted to $17,966,142 consisting of $6,100,000 of a cash underwriting discount, $10,675,000 of deferred underwriting fees and $1,191,142 of other final offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, the sale of Private Placement Warrants and the Overfunding Loans, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering on July 18, 2023, an amount of $308,050,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Warrants and the Overfunding Loans was placed in the trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and held in cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide holders of the Company’s outstanding Public Shares sold in the Initial Public Offering (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares (including any securities for which such shares are exchanged in any prior migration or other restructuring) upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. Except as required by applicable law or stock exchange listing requirements, the decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.10 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Founder Shares are not entitled to redemption rights in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the time frame described below or (B) with respect to any other material provision relating to the rights of holders of Public Shares or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

The Company has 24 months (or until July 18, 2025), or such earlier liquidation date as the Company’s board of directors may approve, to consummate an initial Business Combination. If the Company is unable to complete a Business Combination within 24 months, or such earlier liquidation date as the Company’s board of directors may approve, from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (net of any taxes payable by the Company and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors will not be entitled to liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay Company taxes. This liability will not apply with respect to any claims by a third party or Target that executed an agreement waiving any and all rights to seek access to the Trust Account (whether or not such agreement is enforceable) or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

Liquidity

As of June 30, 2023, the Company had no cash, $1,007,333 of deferred offering costs and a working capital deficit of $739,760. On July 18, 2023, the Company consummated the Initial Public Offering of 30,500,000 Units, generating gross proceeds of $305,000,000. Additionally, simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,540,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,540,000. Until the consummation of the Initial Public Offering, the Company’s liquidity needs was satisfied through the payment of $25,000 to cover certain offering costs of the Company in exchange for issuance of Class F ordinary shares and loan proceeds from an affiliate of the Sponsor of up to $300,000 under the promissory note. Until the consummation a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently maintains sufficient liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 17, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 25, 2023. The interim results for the period from April 12, 2023 (inception) through June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Warrants (as defined below), using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares will be charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants will be charged to shareholder’s equity as Public Warrants and Private Placement Warrants after management’s evaluation will be accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 Class F ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). At June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Warrant Instruments

The Company will account for the Public Warrants and Private Placement Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging,”

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

whereby under that provision, warrants that do not meet the criteria for equity treatment must be recorded as liability. Accordingly, the Company evaluated and will classify the warrant instrument under equity treatment at its assigned value. There are no Public Warrants or Private Placement Warrants currently outstanding as of June 30, 2023.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of April 12, 2023 (inception). There was no effect to the Company’s presented financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 18, 2023, the Company sold 30,500,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at a purchase price of $10.00 per Unit generating gross proceeds of $305,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant,” and together with the Private Placement Warrants, the “Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Private Warrantholders purchased an aggregate of 9,540,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $9,540,000 in the aggregate, in a private placement. Each whole Private Placement Warrant is exercisable to purchase one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Private Warrantholders were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Private Warrantholders and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 13, 2023, the Sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in exchange for issuance of 5,750,000 Class F ordinary shares, which were issued on April 24, 2023. On June 16, 2023, the Company issued 2,875,000 additional Founder Shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares, for approximately $0.003 per share. The Founder Shares include an aggregate of up to 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters purchased 500,000 units subject to the over-allotment option on July 18, 2023 and as a result, only 1,000,000 Class F ordinary shares are subject

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

to forfeiture if the remainder of the over-allotment option is not exercised in full or in part by the underwriters within the 45 day over-allotment period.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares until one year after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the reported last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the date on which the Company consummates a liquidation, merger, share exchange, or other similar transaction which results in all of the Company’s public shareholders having the right to exchange their ordinary shares of for cash, securities or other property.

Related Party Loans

On April 24, 2023, an affiliate of the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non- interest bearing, unsecured and due on the earlier of (i) October 21, 2023 and (ii) the consummation of the Initial Public Offering. The Company intends to repay the Note from the proceeds of the Initial Public Offering not being placed in the Trust Account. As of June 30, 2023, the Company has borrowed $158,006 under the Note and is now due on demand.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023, the Company had no borrowings under the Working Capital Loans.

Sponsor Loan

The Sponsor (or its affiliates or designees) will enter into an agreement to lend the Company $3,000,000 (and up to an additional $450,000 if the underwriters’ over-allotment option is exercised in full) as of the closing date of the Initial Public Offering at no interest (the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans are being extended in order to ensure that the amount in the Trust Account is $10.10 per public share. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders, subject to the limitations described herein; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. There is no outstanding balance as of June 30, 2023.

Administrative Support Agreement

The Company entered into an agreement which provides that, commencing on July 14, 2023 through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

diligence on suitable Business Combinations. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and the Overfunding Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement entered into on July 13, 2023. These holders are entitled to make up to three demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights with respect to certain underwritten offerings the Company may conduct. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus for the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any. On July 17, 2023, the underwriters notified the Company of their intention to partially exercise its over-allotment option for an additional 500,000 Units at the closing of the Initial Public Offering, July 18, 2023. The underwriters have 45 days from the date of the prospectus for the Initial Public Offering to purchase the remaining 4,000,000 Units.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6,100,000 in the aggregate, paid upon the closing of the Initial Public Offering on July 18, 2023. In addition, $0.35 per unit, or $10,675,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

Deferred Legal Fees

As of June 30, 2023, the Company has a total of $250,000 of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further the impact of this actions and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 7. SHAREHOLDER’S EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023, there were no Class A ordinary shares issued or outstanding.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023, there were no Class B ordinary shares issued or outstanding.

Class F Ordinary Shares — The Company is authorized to issue 50,000,000 Class F ordinary shares with a par value of $0.0001 per share. On April 24, 2023, the Company issued 5,750,000 Class F ordinary shares to the Sponsor. On June 16, 2023, the Company issued 2,875,000 additional Class F ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Class F ordinary shares, for approximately $0.003 per share. On July 13, 2023, the Sponsor forfeited an aggregate of 100,000 Class F ordinary shares and the Company issued an aggregate of 100,000 Class F ordinary shares to the Company’s independent directors, resulting in the Sponsor holding an aggregate of 8,525,000 Class F ordinary shares, including an aggregate of up to 1,125,000 Class F ordinary shares that are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the remainder of the underwriters’ over-allotment option is not exercised in full or in part so that the Founder Shares will collectively represent 20% of the Company’s issued and outstanding ordinary shares immediately after the Initial Public Offering. The underwriters purchased 500,000 units subject to the over-allotment option on July 18, 2023 and as a result, only 1,000,000 Class F ordinary shares are subject to forfeiture if the remainder of the over-allotment option is not exercised in full or in part by the underwriters within the 45 day over-allotment period. As of June 30, 2023, there were 8,625,000 Class F ordinary shares issued or outstanding.

Prior to the completion of the initial Business Combination, holders of the Class F ordinary shares will have the right to elect all of the Company’s directors prior to an initial Business Combination. On any other matter submitted to a vote of the Company’s shareholders, holders of the Class A ordinary shareholders, holders of the Class B ordinary shares (if any) and holders of the Class F ordinary shares will vote together as a single class, except as required by law or share exchange rule. Each ordinary share will have one vote on all such matters.

Following the completion of the initial Business Combination and the automatic conversion of the Class F ordinary shares into Class B ordinary shares, holders of the Class A ordinary shares and Class B ordinary shares will generally vote together as a single class, except as required by law or stock exchange rule, on all matters presented for a shareholder vote with each Class A ordinary share entitling the holder to one vote per share and each Class B ordinary share entitling the holder to ten votes per share.

The Class F ordinary shares will automatically convert into Class B ordinary shares at the time of an initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, and, prior to and following the initial Business Combination, each Class B ordinary share will be convertible, at the option of the holder, into one Class A ordinary share, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like and in each case, subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Founder Shares shall convert into Class A ordinary shares or Class B ordinary shares, as applicable, will be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares or Class B ordinary shares, as applicable, issuable upon conversion thereof will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor or its affiliates upon conversion of Working Capital Loans made to us and the Overfunding Loan).

Warrants — As of June 30, 2023, no Warrants are outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The Warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). While the Company has registered the Class A ordinary shares issuable upon exercise of the Public Warrants under the Securities Act as part of the registration statement for the Company’s Initial Public Offering, the Company does not plan on keeping a

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

prospectus current until required to pursuant to the warrant agreement. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post- effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the Warrants in accordance with the provisions of the warrant agreement.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average price of the Class A ordinary shares during the 10 trading day period ending on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, (i) the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and (ii) the $18.00 per share redemption trigger price described under “Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain limited exceptions, and they will not be redeemable by the Company. The Private Placement Warrants may be exercised for cash or on a cashless basis. Except as described herein, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period.

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30 day redemption period”); and
●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period commencing on at least 150 days after completion of the initial Business Combination and ending on the third trading day prior to the date the Company sends the notice of redemption to the warrantholders.

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants is effective, and a current prospectus relating to those Class A

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

ordinary shares is available throughout the 30- day redemption period or the company has elected to require exercise of the Public Warrants on a cashless basis. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Public Warrants, each warrantholder will be entitled to exercise its Public Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

In no event will the Company be required to net cash settle any Warrant. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Warrants. Accordingly, the Warrants may expire worthless.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than as disclosed below and notes above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 13, 2023, the Company, the Sponsor and the Company’s two independent directors entered into securities agreements in which the Sponsor forfeited 100,000 Class F ordinary shares and in turn the Company issued the same number of Class F ordinary shares to the Company’s two independent directors (50,000 Class F ordinary shares to each director). The 100,000 Class F ordinary shares are subject to forfeiture if the independent directors are removed or resigns from the Company’s board of directors before the Company’s initial Business Combination.

As disclosed within the notes, on July 18, 2023, the Company consummated the Initial Public Offering of 30,500,000 units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at $10.00 per Unit, generating gross proceeds of $305,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 9,540,000 Private Placement Warrants to the Purchasers, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,540,000. Of the net proceeds of the IPO, the sale of the Private Placement Warrants and the Overfunding Loan, $308,050,000, including $10,675,000 of deferred underwriting discounts and commissions, has been deposited into the Trust Account.

On July 18, 2023, the direct or indirect owners of the Sponsor loaned the Company an aggregate of $3,050,000, and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Nabors Energy Transition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Nabors Energy Transition Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on April 12, 2023, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Company’s initial public offering (the “Initial Public Offering”) of 30,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares” and the warrants included in the Units being offered, the “Public Warrants”), and the sale of the 9,540,000 warrants sold in a private placement to the direct or indirect owners of the Sponsor (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 12, 2023 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues prior to the completion of our Business Combination at the earliest. Following our Initial Public Offering, we generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 12, 2023 (inception) through June 30, 2023, we had a net loss of $7,427 which consisted primarily of the formation and operational costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class F ordinary shares, par value $0.0001 per share, by Nabors Energy Transition Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”), and loans from the Sponsor.

Subsequent to the end of the quarterly period covered by this Quarterly Report, on July 18, 2023, we consummated the Initial Public Offering of 30,500,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at $10.00 per Unit, generating gross proceeds of $305,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,540,000 Private Placement Warrants to the direct or indirect owners of the Sponsor (the “Private Warrantholders”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,540,000.

In addition, the direct or indirect owners of the Sponsor loaned the Company a total of $3,050,000, and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000, as of the closing date of the Initial Public Offering at no interest, which is referred to as the Overfunding Loans. The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans were extended in order to ensure that the amount in the Trust Account (as defined below) was $10.10 per Public Share at the closing of the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders, subject to the limitations; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so.

Following the Initial Public Offering, sale of the Private Placement Warrants and the Overfunding Loan, a total of $308,050,000 was placed in the trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee. We incurred transaction costs of $17,966,142 consisting of $6,100,000 of cash underwriting discount, $10,675,000 of deferred underwriting fees, and $1,191,142 of other final offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, to pay for directors and officers liability insurance premiums.

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per private placement warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants.

We believe that amounts not held in trust will be sufficient to pay the costs and expenses to which such proceeds are allocated that are payable prior to the closing of our initial Business Combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the unaudited condensed financial statements, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $15,000 per month to an affiliate of the Sponsor for office space, utilities, secretarial and administrative support.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6,100,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $10,675,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares will be charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants will be charged to shareholder’s equity as Public Warrants and Private Placement Warrants after management’s evaluation will be accounted for under equity treatment.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares as of June 30, 2023 were reduced for the effect of an aggregate of 1,125,000 Class F ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. At June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30,2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on July 17, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 25, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 24, 2023, 5,750,000 Class F ordinary shares, par value $0.0001 per share (the “Founder Shares”), were issued to our Sponsor in exchange for the payment of $25,000 of expenses on our behalf, or approximately $0.004 per share. On June 16, 2023, we issued 2,875,000 additional Founder Shares to our Sponsor in connection with a share capitalization, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares, for approximately $0.003 per share. On July 13, 2023, the Sponsor forfeited an aggregate of 100,000 Founder Shares and the Company issued an aggregate of 100,000 Founder Shares to the Company’s independent directors, resulting in the Sponsor holding an aggregate of 8,525,000 Founder Shares, including an aggregate of up to 1,000,000 Founder Shares that are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the remainder of the underwriters’ over-allotment option is not exercised in full or in part.

On July 18, 2023, we consummated the Initial Public Offering of 30,500,000 units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at $10.00 per Unit, generating gross proceeds of $305,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of the Initial Public Offering, the Private Warrantholders, purchased an aggregate of 9,540,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per Private Placement Warrant, or $9,540,000 in the aggregate, in a private placement.

Simultaneously with the closing of the Initial Public Offering, the direct or indirect owners of the Sponsor loaned the Company an aggregate of $3,050,000, and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000. The Overfunding Loan will be paid upon the closing of the Company’s initial Business Combination or converted into warrants of the Company at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loan was extended to ensure that the amount in the Trust Account is $10.10 per Public Share. If the Company does not complete an initial Business Combination, the Overfunding Loan will only be paid from any funds available outside of the Trust Account.

Of the gross proceeds from the Initial Public Offering, sale of the Private Placement Warrants and the Overfunding Loan, a total of $308,050,000, including $10,675,000 of deferred underwriting discounts and commissions was placed in the Trust Account. The net proceeds from the Initial Public Offering, sale of the Private Placement Warrants and the Overfunding Loan may be invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of $6,100,000 in underwriting discounts and commissions and incurred approximately $1,191,142 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $10,675,000 in underwriting discounts and commissions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description of Exhibit
1.1

Underwriting Agreement, dated July 13, 2023, among the Company and Citigroup Global Markets Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
4.2	Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
4.3	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
4.4	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
4.5

Private Warrant Agreement, dated July 13, 2023, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

4.6

Public Warrant Agreement, dated July 13, 2023, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

10.1

Letter Agreement, dated July 13, 2023, among the Company, its officers and directors, the Sponsor, Nabors Lux 2 S.a.r.l. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

10.2

Investment Management Trust Agreement, dated July 13, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

10.3

Registration Rights Agreement, dated July 13, 2023, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

10.4

Administrative Support Agreement, dated July 13, 2023, between the Company and Nabors Corporate Services, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

10.5

Private Placement Warrants Purchase Agreement, dated July 13, 2023, between the Company and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
10.7	Form of Promissory Note (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NABORS ENERGY TRANSITION CORP. II

Date: August 25, 2023	By:	/s/ ANTHONY G. PETRELLO
	Name:	Anthony G. Petrello
	Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 25, 2023	By:	/s/ WILLIAM RESTREPO
	Name:	William Restrepo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)