Form 10-Q
period 2023-09-30
Nabors Energy Transition Corp. II
filed 2023-11-13
CIK 1975218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(281) 874-0035

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 13, 2023, there were 30,500,000 Class A ordinary shares, par value $0.0001 per share, 0 Class B ordinary shares, par value $0.0001 per share, and 7,625,000 Class F ordinary shares, par value $0.0001 per share, issued and outstanding.

NABORS ENERGY TRANSITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2023 (Unaudited)	1
Condensed Statements of Operations for the three months ended September 30, 2023 and for the period from April 12, 2023 (Inception) through September 30, 2023 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended September 30, 2023 and for the period from April 12, 2023 (Inception) through September 30, 2023 (Unaudited)	3
Condensed Statement of Cash Flows for the period from April 12, 2023 (Inception) through September 30, 2023 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	24
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2023

(UNAUDITED)

Assets
Current assets
Cash	$2,020,197
Prepaid expenses	37,498
Short-term prepaid insurance	239,649
Total current assets	2,297,344

Long-term prepaid insurance	190,388
Cash and marketable securities held in Trust Account	311,408,512
Total Assets	$313,896,244

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$80,718
Accrued offering costs	75,000
Total current liabilities	155,718

Overfunding convertible notes – related parties	3,050,000
Deferred legal fees	319,237
Deferred underwriting fee payable	10,675,000
Total Liabilities	14,199,955

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 30,500,000 shares at redemption value of $10.21 per share	311,408,512

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 30,500,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,625,000 shares issued and outstanding(1)	763
Additional paid-in capital	—
Accumulated deficit	(11,712,986)
Total Shareholders’ Deficit	(11,712,223)
Total Liabilities and Shareholders’ Deficit	$313,896,244
(1)

On June 16, 2023, the Company issued an additional 2,875,000 Class F ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Class F ordinary shares. All share and per share presentations have been retroactively restated. On July 18, 2023, the underwriters purchased 500,000 Units subject to the over-allotment option. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and 1,000,000 Class F ordinary shares were forfeited, resulting in the Sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Class F ordinary shares (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period
		from April 12,
	For the Three	2023 (Inception)
	Months Ended	Through
	September 30,	September 30,
	2023	2023
General and administrative expenses	$253,944	$261,371
Loss from operations	(253,944)	(261,371)

Other income:
Change in fair value of over-allotment option liability	402,224	402,224
Other income	290	290
Interest earned on marketable securities held in Trust Account	3,272,323	3,272,323
Unrealized gain on marketable securities held in Trust Account	86,189	86,189
Total other income	3,761,026	3,761,026

Net income	$3,507,082	$3,499,655

Basic and diluted weighted average shares outstanding, Class A ordinary shares	24,802,198	13,198,830

Basic and diluted net income per share, Class A ordinary shares	$0.11	$0.17

Basic and diluted weighted average shares outstanding, Class B ordinary shares	—	—

Basic and diluted net income per share, Class B ordinary shares	$—	$—

Basic weighted average shares outstanding, Class F ordinary shares (1)	7,546,703	6,998,538

Basic net income per share, Class F ordinary shares	$0.11	$0.17

Diluted weighted average shares outstanding, Class F ordinary shares (1)	7,625,000	7,040,205

Diluted net income per share, Class F ordinary shares	$0.11	$0.17
(1)

On June 16, 2023, the Company issued an additional 2,875,000 Class F ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Class F ordinary shares. All share and per share presentations have been retroactively restated. On July 18, 2023, the underwriters purchased 500,000 Units subject to the over-allotment option. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and 1,000,000 Class F ordinary shares were forfeited, resulting in the Sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Class F ordinary shares (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND FOR THE PERIOD FROM APRIL 12, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023

(UNAUDITED)

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – April 12, 2023 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class F ordinary shares to Sponsor	—	—	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	—	—	(7,427)	(7,427)
Balance – June 30, 2023 (unaudited)	—	—	—	—	8,625,000	863	24,137	(7,427)	17,573
Sale of 9,540,000 Private Placement Warrants	—	—	—	—	—	—	9,540,000	—	9,540,000
Fair value of Public Warrants at issuance	—	—	—	—	—	—	3,507,500	—	3,507,500
Allocated value of transaction costs to warrants	—	—	—	—	—	—	(265,968)	—	(265,968)
Forfeiture of founder shares(1)	—	—	—	—	(1,000,000)	(100)	100	—	—
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	(12,805,769)	(15,212,641)	(28,018,410)
Net income	—	—	—	—	—	—	—	3,507,082	3,507,082
Balance – September 30, 2023 (unaudited)	—	$—	—	$—	7,625,000	$763	$—	$(11,712,986)	$(11,712,223)
(1)

On June 16, 2023, the Company issued an additional 2,875,000 Class F ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Class F ordinary shares. All share and per share presentations have been retroactively restated. On July 18, 2023, the underwriters purchased 500,000 Units subject to the over-allotment option. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and 1,000,000 Class F ordinary shares were forfeited, resulting in the Sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Class F ordinary shares (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 12, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,499,655
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of Class F ordinary shares	7,427
Interest earned on marketable securities held in Trust Account	(3,272,323)
Unrealized gain on marketable securities held in Trust Account	(86,189)
Change in fair value of over-allotment option liability	(402,224)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,698)
Short-term prepaid insurance	(239,649)
Long-term prepaid insurance	(190,388)
Accounts payable and accrued expenses	80,718
Deferred legal fee payable	69,237
Net cash used in operating activities	(544,434)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(308,050,000)
Net cash used in investing activities	(308,050,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	298,900,000
Proceeds from sale of Private Placements Warrants	9,540,000
Repayment of promissory note - related party	(217,553)
Proceeds from convertible promissory note - related party	3,050,000
Payment of offering costs	(657,816)
Net cash provided by financing activities	310,614,631

Net Change in Cash	2,020,197
Cash – Beginning of period	—
Cash – End of period	$2,020,197

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class F ordinary shares	$23,985
Deferred offering costs paid through promissory note - related party	$184,341
Deferred underwriting fee payable	$10,675,000
Deferred legal fee payable	$250,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not yet commenced operations. All activity for the period from April 12, 2023 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income in the form of interest income on permitted investments and cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, the sale of Private Placement Warrants and the Overfunding Loans, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

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

The Company has 24 months (or until July 18, 2025), or such earlier liquidation date as the Company’s board of directors may approve, to consummate an initial Business Combination. If the Company is unable to complete a Business Combination within 24 months, or such earlier liquidation date as the Company’s board of directors may approve, from the closing of the Initial Public Offering (the

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (net of any taxes payable by the Company and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity

As of September 30, 2023, the Company had $2,020,197 on the operating bank account and a working capital of $2,141,626. Until the consummation a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently maintains sufficient liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the condensed financial statements are issued.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 17, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 25, 2023. The interim results for the three months ended and for the period from April 12, 2023 (inception) through September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $2,020,197 in cash and no cash equivalents as of September 30, 2023.

Cash and Marketable Securities in Trust Account

At September 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, where securities are presented at fair value on the condensed balance sheet and with unrealized gains or losses, if any, presented on the statements of operations. From April 12, 2023 (inception) through September 30, 2023, the Company did not withdraw any interest earned on the Trust Account.

Offering Costs

Offering costs consisted of legal, accounting, and other costs incurred through the condensed balance sheet date that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants were charged to equity. Offering costs allocated to the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and the over-allotment option liability was derecognized in the condensed statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2023, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

At September 30, 2023, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet are reconciled in the following table:

Gross proceeds from Public Shareholders	$305,000,000
Less:
Proceeds allocated to Public Warrants	(3,507,500)
Proceeds allocated to the over-allotment option	(402,224)
Class A ordinary shares issuance costs	(17,700,174)
Plus:
Remeasurement of carrying value to redemption value	28,018,410
Class A ordinary shares subject to possible redemption, September 30, 2023	$311,408,512

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has three classes of ordinary shares, which are referred to as Class A ordinary shares, Class B ordinary shares, and Class F

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

ordinary shares. Income and losses are shared pro rata between the three classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, the three classes of ordinary shares share pro rata in the income of the Company. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement, and any warrants issued in connection with the related party convertible promissory note, since the exercise of the warrants and the conversion of the related party convertible promissory note is contingent upon the occurrence of future events. The warrants are exercisable to purchase 24,790,000 Class A ordinary shares in the aggregate 30 days after the completion of a Business Combination. The related party convertible promissory note is convertible into 3,050,000 warrants upon the closing of a Business Combination. As of September 30, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

				For the Period from April 12, 2023
	For the Three Months Ended			(Inception) Through
	September 30, 2023			September 30, 2023
	Class A	Class B	Class F	Class A	Class B	Class F
Basic net income per ordinary share
Numerator:
Allocation of net income	$2,688,912	$—	$818,170	$2,286,999	$—	$1,212,656
Denominator:
Basic weighted average shares outstanding	24,802,198	—	7,546,703	13,198,830	—	6,998,538
Basic net income per ordinary share	$0.11	$—	$0.11	$0.17	$—	$0.17
Diluted net income per ordinary share
Numerator:
Allocation of net income	$2,682,419	$—	$824,663	$2,282,290	$—	$1,217,365
Denominator:
Diluted weighted average shares outstanding	24,802,198	—	7,625,000	13,198,830	—	7,040,205
Diluted net income per ordinary share	$0.11	$—	$0.11	$0.17	$—	$0.17

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrantholders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at its assigned fair value.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Share-Based Compensation

The Company adopted ASC Topic 718, “Compensation—Stock Compensation”, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expense is included in costs and operating expenses depending on the nature of the services provided in the condensed statement of operations.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of April 12, 2023 (inception). There was no effect to the Company’s presented condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 18, 2023, the Company sold 30,500,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at a purchase price of $10.00 per Unit generating gross proceeds of $305,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (each, a “Public Warrant,” and together with the Private Placement Warrants, the “Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 13, 2023, the Sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in exchange for issuance of 5,750,000 Class F ordinary shares, which were issued on April 24, 2023. On June 16, 2023, the Company issued 2,875,000 additional Founder Shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares, for approximately $0.003 per share. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and 1,000,000 Class F ordinary shares were forfeited, resulting in the Sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Class F ordinary shares.

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

On July 13, 2023, the Company, the Sponsor and the Company’s two independent directors entered into securities agreements in which the Sponsor forfeited 100,000 Class F ordinary shares and in turn the Company issued the same number of Class F ordinary shares to the Company’s two independent directors (50,000 Class F ordinary shares to each director). The 100,000 Class F ordinary shares are subject to forfeiture if the independent directors are removed or resigns from the Company’s board of directors before the Company’s initial Business Combination. The forfeiture of the Founder Shares by the Sponsor, and subsequent issuance of the Founder Shares by the Company to the Company’s independent directors, is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has estimated that the fair value of the Founder Shares granted to the Company’s independent directors on July 13, 2023 was approximately $59,000.  The Founder Shares were granted subject to a performance condition (i.e. the occurrence of an initial Business Combination). Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of September 30, 2023, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of the Class F ordinary shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class F ordinary shares. A total of $290 was received on July 13, 2023.

Related Party Loans

On April 24, 2023, an affiliate of the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due on the earlier of (i) October 21, 2023 and (ii) the consummation of the Initial Public Offering. The Company repaid the Note from the proceeds of the Initial Public Offering not being placed in the Trust Account. The Company borrowed $217,553 under the Note and the Note was repaid on September 11, 2023. Borrowings under the Note are no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023, the Company had no borrowings under the Working Capital Loans.

Overfunding Convertible Notes – Related Party

On July 18, 2023, concurrently with the closing of the Initial Public Offering, direct or indirect owners of the Sponsor loaned the Company a total of $3,050,000,and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000 as of the closing of the Initial Public Offering at no interest (the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans were extended in order to ensure that the amount in the Trust Account is $10.10 per public share at the closing of the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders, subject to the limitations described herein; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. The conversion feature was analyzed under ASC470-20, “Debt with Conversion or Other Options,” and the notes did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC815-40, “Derivatives and Hedging.” At September 30, 2023, there is $3,050,000 outstanding under the Overfunding Loans.

Administrative Support Agreement

The Company entered into an agreement which provides that, commencing on July 14, 2023 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. For the three months ended September 30, 2023, and for the period from April 12, 2023 (inception) through September 30, 2023, the Company incurred $37,500 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheet.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and the Overfunding Loans (and the Class A ordinary shares issuable upon exercise or conversion thereof) are entitled to registration rights pursuant to a registration rights agreement entered into on July 13, 2023. These holders are entitled to make up to three demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights with respect to certain underwritten offerings the Company may conduct. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus for the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any. On July 18, 2023, the underwriters partially exercised its over-allotment option and purchased an additional 500,000 Units. The underwriters had 45 days from the date of the prospectus for the Initial Public

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Offering to purchase the remaining 4,000,000 Units. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired.

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

Deferred Legal Fees

As of September 30, 2023, the Company had a total of $319,237 of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is included in the accompanying condensed balance sheet as of September 30, 2023.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further the impact of this actions and related sanctions on the world economy is not determinable as of the date of these condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023, there were no Class A ordinary shares issued or outstanding, excluding 30,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023, there were no Class B ordinary shares issued or outstanding.

Class F Ordinary Shares — The Company is authorized to issue 50,000,000 Class F ordinary shares with a par value of $0.0001 per share. On April 24, 2023, the Company issued 5,750,000 Class F ordinary shares to the Sponsor. On June 16, 2023, the Company issued 2,875,000 additional Class F ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Class F ordinary shares, for approximately $0.003 per share. On July 13, 2023, the Sponsor forfeited an aggregate of 100,000 Class F ordinary shares and the Company issued an aggregate of 100,000 Class F ordinary shares to the Company’s independent directors, resulting in the Sponsor holding an aggregate of 8,525,000 Class F ordinary shares. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and 1,000,000 Class F ordinary shares were forfeited, resulting in the Sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Class F ordinary shares.

Prior to the completion of the initial Business Combination, holders of the Class F ordinary shares will have the right to elect all of the Company’s directors prior to an initial Business Combination. On any other matter submitted to a vote of the Company’s shareholders, holders of the Class A ordinary shares, holders of the Class B ordinary shares (if any) and holders of the Class F ordinary shares will vote together as a single class, except as required by law or share exchange rule. Each ordinary share will have one vote on all such matters.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

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

The Class F ordinary shares will automatically convert into Class B ordinary shares at the time of an initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, and, prior to and following the initial Business Combination, each Class B ordinary share will be convertible, at the option of the holder, into one Class A ordinary share, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like and in each case, subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Founder Shares shall convert into Class A ordinary shares or Class B ordinary shares, as applicable, will be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares or Class B ordinary shares, as applicable, issuable upon conversion thereof will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private placement warrants issued to our Sponsor or its affiliates upon conversion of Working Capital Loans made to us and the Overfunding Loan).

Warrants — At September 30, 2023,there are 24,790,000 warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). While the Company has registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act as part of the registration statement for the Company’s Initial Public Offering, the Company does not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post- effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

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

Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after completion of our initial Business Combination and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective, and a current prospectus relating to those Class A ordinary shares is available throughout the 30- day redemption period or the company has elected to require exercise of the warrants on a cashless basis. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrantholder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2023, assets held in the Trust Account were comprised of $853 in cash and $311,407,659 in U.S. Treasury bills. During the period from April 12, 2023 (inception) through September 30, 2023, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
	Level	2023
Assets:
Marketable securities held in Trust Account	1	$311,407,659

The following table presents information about the Company’s liabilities that are measured at fair value on July 18, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		July 18,
	Level	2023
Liabilities:
Over-allotment option	3	$402,224

The over-allotment option was initially accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the condensed balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the statement of operations. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and the over-allotment option liability was derecognized in the condensed statement of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary share based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

Input	July 18, 2023
Risk-free interest rate	5.37%
Expected term (years)	0.12
Expected volatility	4.49%
Exercise price	$10.00
Fair value of over-allotment unit	$0.101

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Over-allotment
liability
Fair value at April 12, 2023 (inception)	$—
Initial measurement of over-allotment option at July 18, 2023	402,224
Fair value at July 18, 2023	$402,224
Derecognition of over-allotment option liability on August 27, 2023	(402,224)
Fair value at September 30, 2023	$—

The public warrants were valued using a Monte Carlo simulation in a risk-neutral framework (a special case of the Income Approach). The public warrants have been classified within shareholders’ equity (deficit) and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

July 18, 2023
Market price of public stock	$10.12
Term (years)	5.0
Risk-free rate	3.91%
Dividend yield	0.00%
Volatility	40.0%
Probability of merger	8%

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 12, 2023 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues prior to the completion of our Business Combination at the earliest. Following our Initial Public Offering, we generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $3,507,082, which consists of interest income on marketable securities held in the Trust Account of $3,272,323, change in fair value of over-allotment option liability of $402,224, other income of $290 and an unrealized gain on marketable securities held in our Trust Account of $86,189, offset by operating costs of $253,944.

For the period from April 12, 2023 (inception) through September 30, 2023, we had a net income of $3,499,655, which consists of interest income on marketable securities held in the Trust Account of $3,272,323, change in fair value of over-allotment option liability of $402,224, other income of $290 and an unrealized gain on marketable securities held in our Trust Account of $86,189, offset by operating costs of $261,371.

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

For the period from April 12, 2023 (inception) through September 30, 2023, cash used in operating activities was $544,434. Net income of $3,499,655 was affected by interest earned on marketable securities held in the Trust Account of $3,272,323, payment of formation costs through issuance of Class F ordinary shares of $7,427, unrealized gain on marketable securities held in trust account of $86,189 and changes in fair value of over-allotment option liability of $402,224. Changes in operating assets and liabilities used $290,780 of cash for operating activities.

As of September 30, 2023, we had marketable securities held in the Trust Account of $311,408,512 (including approximately $3,358,512 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $2,020,197. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, or operating lease obligations, other than an agreement to pay an aggregate of $15,000 per month to an affiliate of the Sponsor for office space, utilities, secretarial and administrative support.

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

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income Per Ordinary Share

We have three classes of shares, which are referred to as Class A ordinary shares, Class B ordinary shares, and Class F ordinary shares. Earnings and losses are shared pro rata between the three classes of shares. We have not considered the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement, and any warrants issued in connection with the related party convertible promissory note, since the exercise of the warrants and the conversion of the related party convertible promissory note is contingent upon the occurrence of future events. As a result, diluted net income per share is the same as basic net income per share.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

On April 24, 2023, 5,750,000 Class F ordinary shares, par value $0.0001 per share (the “Founder Shares”), were issued to our Sponsor in exchange for the payment of $25,000 of expenses on our behalf, or approximately $0.004 per share. On June 16, 2023, we issued 2,875,000 additional Founder Shares to our Sponsor in connection with a share capitalization, resulting in our Sponsor holding an aggregate of 8,625,000 Founder Shares, for approximately $0.003 per share. On July 13, 2023, the Sponsor forfeited an aggregate of 100,000 Founder Shares and the Company issued an aggregate of 100,000 Founder Shares to the Company’s independent directors, resulting in the Sponsor holding an aggregate of 8,525,000 Founder Shares. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and 1,000,000 Class F ordinary shares were forfeited, resulting in the Sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Class F ordinary shares.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

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

NABORS ENERGY TRANSITION CORP. II

Date: November 13, 2023	By:	/s/ ANTHONY G. PETRELLO
	Name:	Anthony G. Petrello
	Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ WILLIAM RESTREPO
	Name:	William Restrepo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)