Form 10-K
period 2023-12-31
Nabors Energy Transition Corp. II
filed 2024-03-27
CIK 1975218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-41744

NABORS ENERGY TRANSITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1729137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 West Greens Road, Suite 1200

Houston, TX 77067

(Address of principal executive office)

(281) 874-0035

(Registrant’s telephone number, including area code)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes - Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive - based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to - 240.10D - 1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s units, each consisting of one Class A ordinary share and one-half of one warrant, began trading on The Nasdaq Stock Market LLC on July 14, 2023. Prior to that date, the registrant’s units were not traded on any national securities exchange or in the over-the-counter market. Commencing September 5, 2023, holders of the units were permitted to elect to separately trade the Class A ordinary shares and public warrants included in the units. As of December 31, 2023, the last business day of the registrant’s most recently completed fourth fiscal quarter, the aggregate market value of voting and non-voting ordinary shares held by non-affiliates of the registrant was approximately $317.2 million, determined using the per share closing price on The Nasdaq Stock Market LLC on that date of $10.40. Ordinary shares held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding ordinary shares or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2024, there were 30,500,000 Class A ordinary shares, par value $0.0001 per share, 0 Class B ordinary shares, par value $0.0001 per share, and 7,625,000 Class F ordinary shares, par value $0.0001 per share, were issued and outstanding.

NABORS ENERGY TRANSITION CORP. II

CERTAIN TERMS

References to the “Company,” “we,” “us” or “our” are to Nabors Energy Transition Corp II and references to:

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“founder shares” are to our Class F ordinary shares, par value $0.0001 per share, initially purchased by our sponsor in a private placement prior to the Initial Public Offering, our Class B ordinary shares issued upon the automatic conversion thereof at the time of our initial business combination, or earlier at the option of the holder, and our Class A ordinary shares issued upon the conversion of the Class B ordinary shares;
●	“Initial Public Offering” are to the initial public offering of Nabors Energy Transition Corp II, which closed on July 18, 2023 (the “IPO Closing Date”);
●	“initial shareholders” are to our sponsor and other holders of our founder shares prior to our Initial Public Offering;
●	“Nabors” are to Nabors Industries Ltd., a Bermuda exempted company and affiliate of our sponsor;
●	“Nabors Lux” are to Nabors Lux 2 S.a.r.l., a private limited liability company (société à responsabilité limitée) incorporated in the Grand Duchy of Luxembourg and a wholly owned subsidiary of Nabors;
●	“ordinary shares” are to our Class A ordinary shares, our Class B ordinary shares and our Class F ordinary shares, collectively;
●	“overfunding loans” are to the loan in the amount of $3,050,000 our sponsor (or its affiliates or designees) made to us simultaneously with the closing of the Initial Public Offering;
●	“private placement warrants” are to the warrants issued to the owners of our sponsor and certain of our independent directors in a private placement simultaneously with the closing of the Initial Public Offering;
●	“Private Warrant Agreement” are to the Private Warrant Agreement, dated as of July 13, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent;
●	“private warrantholders” are to the direct or indirect owners of our sponsor and certain of our independent directors that purchased private placement warrants;
●	“Public Warrant Agreement” are to the Public Warrant Agreement, dated as of July 13, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent;
●	“public shares” are to our Class A ordinary shares, par value $0.0001 per share, sold as part of the units in the Initial Public Offering (whether they are purchased in connection with the Initial Public Offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our initial shareholders, board of directors and management team to the extent our initial shareholders, board of directors and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;
●	“public warrants” are to the warrants sold as part of the units in the Initial Public Offering (whether they are purchased in connection with the Initial Public Offering or thereafter in the open market), consisting of one public share and one-half of one redeemable warrant;
●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Nabors Energy Transition Sponsor II LLC, a Cayman Islands limited liability company and an affiliate of Nabors. Our sponsor is managed by Nabors Corporate Services, Inc., a Delaware corporation and a wholly owned subsidiary of Nabors, and owned by Nabors Lux 2 S.a.r.l., a private limited liability company (société à responsabilité limitée) incorporated in the Grand Duchy of Luxembourg and a wholly owned subsidiary of Nabors, and Greens Road Energy II LLC, a Cayman Islands limited liability company controlled by Anthony G. Petrello, our President, Chief Executive Officer, Secretary and Chairman and the Chairman, President, Chief Executive Officer and director of Nabors. Greens Road Energy II LLC is owned in part by certain members of our management team, including Anthony G. Petrello, William J. Restrepo, our Chief Financial Officer and Chief Financial Officer of Nabors, and Guillermo Sierra, our Vice President-Energy Transition and Vice President of Strategic Initiatives-Energy Transition of Nabors, and Stephen M. Trauber, our independent director;
●	“trust account” are to the trust account established for the benefit of our public shareholders which holds the net proceeds of the sale of units in the Initial Public Offering, the sale of the private placement warrants and the overfunding loans; and
●	“units” are to the 30,500,000 units, each consisting of one Class A ordinary share and one-half of one warrant, sold in the Initial Public Offering.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	actual and potential conflicts of interest relating to Nabors, our sponsor and other parties in which members of our directors or management team are involved;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from global public health epidemics, including COVID-19, and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	the voting structure of our ordinary shares, including any potential adverse effect on our ability to complete an initial business combination and, following our initial business combination, the ability of Nabors and our sponsor to exercise control over our policies and operations, each as a result of the high vote feature of our Class B ordinary shares;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance;
●	risks and uncertainties related to the emissions reduction, carbon capture, renewable energy and mobile assets and application sectors;
●	the potential tax consequences of investing in our securities; or
●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report .

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Risk Factor Summary

We are an incorporated company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. You should carefully consider these and the other risks set forth in this section.

●	We are a recently incorporated company with no operating history and no revenues (other than interest earned on the funds held in the trust account), and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team and Nabors may not be indicative of future performance of an investment in us.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.
●	If we seek shareholder approval of our initial business combination, our initial shareholders, board of directors and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.
●	We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	If we seek shareholder approval of our initial business combination, our initial shareholders, sponsor, directors, officers, advisors and their affiliates may elect to enter into certain transactions, including purchasing public shares or warrants from public shareholders or public warrantholders, which may influence the outcome of a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.
●	If the net proceeds of the Initial Public Offering, the sale of the private placement warrants and the overfunding loans not being held in the trust account are insufficient, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire without value to the holder.
●	If the net proceeds of the Initial Public Offering, the sale of the private placement warrants and the overfunding loans not being held in the trust account are insufficient to allow us to operate for at least 24 months after the IPO Closing Date, or such earlier liquidation date as our board of directors may approve, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
●	An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor.
●	We may be treated as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.
●	Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome or uncertain.
●	If our initial business combination involves a company organized under the laws of the United States, it is possible a U.S. federal excise tax will be imposed on us in connection with redemptions of our Class A ordinary shares after or in connection with such initial business combination.
●	The other risks and uncertainties discussed in Section 1A. “Risk Factors”.

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated on April 12, 2023 as a Cayman Islands exempt company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. We have also neither engaged in any operations nor generated any revenue to date.

Prior to our Initial Public Offering, on April 24, 2023, our sponsor purchased an aggregate of 5,750,000 founder shares, for an aggregate purchase price of $25,000. On June 16, 2023, we issued 2,875,000 additional founder shares to our sponsor in connection with a share capitalization. On July 13, 2023, our sponsor forfeited a total of 100,000 founder shares and we issued 50,000 founder shares to each of our independent directors. On August 27, 2023, the remainder of the underwriters option to purchase 4,000,000 units expired and 1,000,000 founder shares were forfeited by our sponsor, resulting in our sponsor and independent directors holding an aggregate of 7,625,000 founder shares.

On July 18, 2023, we consummated our Initial Public Offering of 30,500,000 units at $10.00 per unit, generating gross proceeds of approximately $305.0 million, and incurring offering costs of approximately $18.0 million, of which approximately $10.7 million was deferred underwriting commissions. Each unit consisted of one Class A ordinary share and one half of one redeemable public warrant. Each public warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, we consummated a private placement of 9,540,000 private placement warrants, at a price of $1.00 per private placement warrant, generating gross proceeds of $9.5 million.

Simultaneously with the closing of the Initial Public Offering, the direct or indirect owners of our sponsor loaned us an aggregate of $3,050,000, and in exchange, we issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000.

Commencing September 5, 2023, holders of the units sold in our Initial Public Offering may elect to separately trade the Class A ordinary shares and public warrants included in the units. The Class A ordinary shares and public warrants that are separated trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “NETD” and “NETDW” respectively. Those units not separated continue to trade on the Nasdaq under the symbol “NETDU.”

Business Strategy

Our strategy is to identify solutions, opportunities, companies or technologies that facilitate, improve or complement the ongoing global energy sector’s shift from fossil-based systems of energy production and consumption -- including oil, natural gas and coal -- to renewable energy sources such as geothermal energy or hydrogen, which support the transition towards a low- or no-carbon emitting future and reduce greenhouse gas (“GHG”) emissions as energy consumption continues to rapidly grow, which is known as the “energy transition.” We intend to prioritize environmental, social and governance (“ESG”) factors advancing the energy transition.

Specific sectors on which we intend to focus include alternative energy, energy storage, emissions reduction and carbon capture, utilization and sequestration (“CCUS”), among others. We intend to leverage Nabors’ particular energy transition experience and its expertise developing and deploying discrete, mobile assets, advanced technologies and applications, such as digital controls and analytics, globally as well as the commercial, operational and financial expertise and industry relationships of our directors and executive officers to effectively identify and execute on investment opportunities.

The energy transition has gained traction across multiple markets. Nabors has developed a deep understanding of the transformation of the energy landscape, having successfully operated for more than a century through multiple significant transitions. These include the progressive evolution of drilling rigs from mechanical to the modern AC electric rig, the expansion of hydrocarbon exploration and development to offshore and remote domains, the digitization of field operations and, most recently, the adoption of automation across multiple phases of the drilling process. Nabors is also the recognized leader in driving robotics for land and offshore rigs. Historically, Nabors has also been active in geothermal energy development in several countries and retains technical leadership in developing and managing geothermal assets. More recently, Nabors has made significant non-controlling investments into several alternative energy technologies such as geothermal energy, alternative industrial and utility scale storage solutions as well as concentrated solar power technologies under the unifying theme of renewable, scalable, dispatchable energy technology with a direct tangency to Nabors’ existing business. Nabors’ and our management team’s combined experience includes a thorough understanding of market drivers and a track record of proactively anticipating significant market shifts.

We intend to focus on acquisition opportunities with meaningful and attractive growth prospects with a principal focus on advancing the energy transition. More specifically, we intend to focus on:

●	alternative energy sources, including but not limited to geothermal energy;
●	power management, energy storage and distributed energy systems, including but not limited to hydrogen, ammonia, and BESS (“Battery Energy Storage System”) technologies with a particular emphasis on non-lithium alternatives;
●	CCUS;
●	advanced combustion technologies targeting emissions reduction;
●	autonomous and industrial mobility; and
●	other industrial applications.

Our initial business combination strategy will target opportunities that would offer market leadership, and which would benefit from both the financial flexibility of access to public capital markets and the access to Nabors’ own market presence and operational and functional expertise. We believe our relationship with Nabors and its long record of successfully navigating technology evolutions, as well as its global operational and manufacturing platform and its history of identifying and integrating accretive acquisitions, will enable deal flow and be attractive to potential acquisition targets.

Specific elements of our strategy include:

●	capitalizing on emerging energy transition to decarbonization;
●	participating in the development of renewable energy sources;
●	identifying acquisition opportunities with sustainable competitive advantages;
●	leveraging Nabors’ global operational, commercial and manufacturing platform and capabilities to develop and deploy technology;
●	leveraging venture synergies; and
●	providing strong sponsor support.

Our Sponsor

Our sponsor is Nabors Energy Transition Sponsor II LLC, which is (i) managed and co-owned by, and is an affiliate of, Nabors, a public corporation with operations providing services and equipment for upstream oil and gas exploration and production (“E&P”), and (ii) co-owned by Greens Road Energy II LLC. Greens Road Energy II LLC is owned by certain members of our management team, including Anthony G. Petrello, William J. Restrepo, our Chief Financial Officer and Chief Financial Officer of Nabors, and Guillermo Sierra, our Vice President-Energy Transition and Vice President of Strategic Initiatives-Energy Transition of Nabors, and Stephen M. Trauber, our independent director.

Nabors and its predecessor entities have been continuously operating in the energy sector for over 100 years. Since the late 1980s, Nabors has become one of the global drilling industry’s largest contractors through a combination of organic growth and many successful acquisitions.

As a strategic partner, Nabors brings several significant sources of value to the Company. These include:

●	opportunity to readily scale technology across global markets;
●	established operational, safety, risk management, financial, accounting and reporting systems and best practices in place;
●	worldwide footprint in markets accounting for 80% of hydrocarbon production;
●	opportunity to design, commercialize, deploy and operate cutting-edge technology and assets on a global basis;
●	low-cost manufacturing capacity in Nabors’ Canrig operation; and
●	modular, automation, remote controlled and monitored system expertise.

Nabors’ capabilities have been proven across a multitude of demanding environments. It has operated successfully in surface conditions as varied as the Middle East desert, sub-zero temperatures in the Arctic, and difficult, dense and logistically challenged locations, as well as offshore in both shallow and deep water. Subsurface conditions, which are seen as particularly challenging in the industry yet ordinary course for Nabors, include high temperatures and pressures typically encountered by oil and gas wells at depth, as well as volatile or corrosive compounds in hydrocarbon bearing zones. Through its technology innovation, Nabors has proven to be a valued provider to many global leaders including Saudi Aramco, ExxonMobil, Chevron, Royal Dutch Shell, Ecopetrol, YPF and PEMEX, among others.

In particular, Nabors offers:

●	market access that spans geographies, including strong relationships with the largest energy companies in the world;
●	manufacturing proficiency and multijurisdictional functional expertise, with established management systems in place;
●	development and commercialization of technologies with an organization comprised of hundreds of mechanical, industrial, electrical and software engineers;
●	access to potentially synergistic relationships with other energy transition technologies in which Nabors has invested.

Greens Road Energy II LLC has been funded exclusively by cash provided by its owners independently of Nabors, and its economic ownership of our sponsor is pari passu with the investment in our sponsor by an affiliate of Nabors. As a result, the interests of Greens Road Energy II LLC are substantially aligned with those of Nabors. The separate ownership of Greens Road Energy II LLC also offers the following advantages:

●	assurance to our public shareholders that management is committed and focused on prioritizing our success;
●	alignment of our interests with those of our management; and
●	demonstration that owners of Greens Road Energy II LLC believe that it is a compelling investment opportunity.

In March 2021, affiliates of our sponsor formed Nabors Energy Transition Corp. (“NETC I”), a blank check company formed for substantially the same purpose as our Company. Through its initial public offering in November 2021, NETC I raised approximately $276.0 million from the sale of approximately 27.6 million units to public investors, with each unit consisting of one share of Class A common stock and one-half warrant. NETC I’s units, Class A common stock and warrants traded on the New York Stock Exchange (the “NYSE”) under the symbols “NETC.U,” “NETC” and “NETC.WS,” respectively. On February 14, 2023, NETC I announced its agreement to combine with Vast Renewables Limited, a renewable energy company that has developed next generation concentrated solar power systems to generate, store and dispatch carbon free, utility-scale electricity and industrial heat, and to enable the production of green fuel. The transaction closed on December 18, 2023 and the combined entity is listed on The Nasdaq Stock Market LLC under the symbol “VSTE”.

Acquisition Target Focus/Criteria

In line with our strategy, we have established general criteria which we plan to utilize to evaluate acquisition candidates, although we may ultimately acquire a target that does not meet these criteria, or that meets criteria which we may develop. Our current intent is to focus on targets which meet one or more of the following criteria:

●	actively driving the energy transition through one or more initiative areas;
●	technology focused on providing clean, dispatchable and scalable power from multiple sources, to meet growing demand without compromise to decarbonization;
●	platform for high growth, organically, through acquisitions, or from a combination of both;
●	established or potential sustainable competitive advantages;
●	identifiable target market for products and services, and potential for additional markets;
●	maximizes value to a broad base of stakeholders, including investors, employees, and the wider community; and
●	potential to generate returns on investment which are greater than the target’s cost of capital.

Initial Business Combination

We have up to 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering to consummate an initial business combination.

If we are unable to consummate an initial business combination within such time period, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.10 per share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in trust (excluding any deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. Our board will make the determination as to the fair market value of a target business or businesses. If our board is not able to independently determine the fair market value of a target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or an independent accounting firm with respect to the satisfaction of such criteria.

Our amended and restated memorandum and articles of association requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our sponsor, to approve our initial business combination.

We may pursue an acquisition opportunity jointly with our sponsor, or one or more affiliates, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our founder shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities would result in an adjustment to the ratio at which Class F ordinary shares shall convert into Class B ordinary shares, and the ratio at which Class B ordinary shares shall convert into Class A ordinary shares, such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, any private placement warrants issued to our sponsor or its affiliates upon conversion of working capital loans made to us and the overfunding loans), unless the holders of a majority of the then-outstanding Class F ordinary shares and Class B ordinary shares agreed to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Our sponsor and its affiliates have no obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for seeking shareholder approval or for purposes of a tender offer, as applicable.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Nabors, members of our management team and our directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We currently do not have any specific business combination under consideration. Certain of the members of our board of directors are employed by, and/or are directors of, Nabors or affiliates of Nabors. Nabors and its affiliates are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any discussions, formal or otherwise, with respect to a business combination transaction. Additionally, we have not, nor has anyone on our behalf, taken any measure, directly or indirectly, to identify or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

Certain of our officers and directors presently have, and any of our officers and directors in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. For example, each of our officers and certain of our directors currently serve in similar roles for Nabors, a Bermuda exempted company, the ordinary shares of which trade on the NYSE under the symbol “NBR.” Each such officer and director owes certain duties to Nabors under applicable Bermuda laws. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition, Nabors or its affiliates may sponsor other blank check companies similar to us during the period in which we are seeking an initial business combination, and members of our management team and directors may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Management Resources

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company shall have the meaning associated with it in the JOBS Act.

Financial Position

With funds available in trust for a business combination in the amount of $315.7 million as of December 31, 2023, assuming no redemptions and excluding any amounts available to us for working capital, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt-to-equity ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the sale of the private placement warrants and the overfunding loans, our shares, debt or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses. If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other businesses or assets or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors as well as the proved track record and global presence of Nabors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the Company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to reimburse our sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support made available to us and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-

transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq listing rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in trust (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discounts held in trust) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or if the post-transaction company is otherwise not required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of Nasdaq’s 80% of net assets. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

While the high vote feature of our Class B ordinary shares differs from the typical capital structure of many other special purpose acquisition companies, we expect to maintain this capital structure following our initial business combination. However, maintenance of this capital structure is not a condition for us to evaluate acquisition opportunities. Although we are not aware of and are unable to determine at this time the criteria on which we would base our decision regarding whether to engage in a business combination that would eliminate our Class B ordinary shares or its high vote feature, we may, in our sole discretion, seek to amend our amended and restated memorandum and articles of association to change this feature.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors. In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information that will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory development, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then outstanding (other than in a public offering);
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of ordinary shares or 1% of the voting power outstanding before the issuance in the case of any of our directors or officers or (b) 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 under the Exchange Act (“Rule 10b-18) would apply to purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities law (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisors or their affiliates may enter into transaction with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrantholders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. Any such purchase of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial shareholders, sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the class of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors or their affiliates were to purchase shares or warrants from public shareholders after the announcement of our initial business combination, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
●	they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;
●	our sponsor, initial shareholders, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors or their affiliates, along with the purchase price;
●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors or their affiliates;
●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;
●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors or their affiliates; and
●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors—If we seek shareholder approval of our initial business combination, our initial shareholders, sponsor, directors, officers, advisors and their affiliates may elect to enter into certain transactions, including purchasing public shares or public warrants from public shareholders or public warrantholders, which may influence the outcome of a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.”

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters. Our sponsor, officers and directors will not be entitled to redemption rights with respect to any founder shares held by them or any public shares held by them in connection with the completion of our business combination.

We may be subject to a minimum cash requirement or a maximum redemption requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their Class A ordinary shares (including any securities for which such shares are exchanged in any prior migration or other restructuring) upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. Except as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek shareholder approval of a proposed initial business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company, including where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target business in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval at an ordinary resolution for such business combination under Cayman Islands law (or such higher approval threshold as may be required by Cayman Islands law and pursuant to our amended and restated memorandum and articles of association). A quorum for such meeting will consist of the holders present in person or by proxy of shares of the company representing one-third (1/3) of the voting power of all issued and outstanding shares of the company entitled to vote at such meeting. Our initial shareholders will count towards this quorum and have agreed to vote their founder shares and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination. For purposes of seeking approval of the requisite majority of our issued and outstanding ordinary shares voted, abstentions and non-votes, while considered present for the purposes of establishing a quorum, will not count as votes cast and therefore will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in respect of such ordinary resolution, in addition to our initial shareholders’ founder shares, we would need 11,437,501, or 37.5%, of the 30,500,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our sponsor, officers and directors will not be entitled to redemption rights with respect to any founder shares or any public shares held by them in connection with the completion of a business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to the Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials (as applicable) mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their share certificate(s) (and any other redemption forms) to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation or tender offer materials (as applicable) that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver share certificate(s) (and any other redemption forms) is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination set forth in the proxy materials or tender offer documents, as applicable, unless otherwise agreed to by us.

Furthermore, if a holder of a public share delivered its share certificate(s) (and any other redemption forms) in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering to complete our initial business combination. If we are unable to complete our business combination within such timeframe we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire without value to the holder if we fail to complete our initial business combination within the allotted timeframe.

Our sponsor, officers and directors will not be entitled to rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering. However, if our sponsor, officers or directors acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our sponsor, officers, directors and director nominees have agreed that they will not propose any amendment to our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the right of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then-outstanding public shares. Pursuant to our amended and restated memorandum and articles of association, such an amendment would need to be approved by the affirmative vote of the holders of at least two-thirds of all then-issued and outstanding ordinary shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $2,500,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not previously released to pay our taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay dissolution expenses.

If we were to expend all of the net proceeds of the Initial Public Offering, the sale of the private placement warrants and the overfunding loans, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.10. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case, net of the amount of interest which may be withdrawn to pay our taxes, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. At the IPO Closing Date, we had access to up to approximately $2,500,000 from the proceeds of the Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding up petition or a winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and a liquidator may determine that such funds should be included in our insolvency estate and subject to the claims of third-party creditors with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public shareholders. Additionally, if we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be subject to challenge under applicable debtor/creditor and/or insolvency laws as a “voidable preference.” As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we are unable to complete our initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering, subject to applicable law, (ii) in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a such shareholder redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Limited payments to insiders

There will be no finder’s fees, reimbursements or cash payments made by the Company to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of the Initial Public Offering and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

●	repayment of up to an aggregate of $300,000 in loans made to us by an affiliate of our sponsor to cover offering-related and organizational expenses;
●	reimbursement for office space, utilities and secretarial and administrative support made available to us by our sponsor or an affiliate thereof, in an amount equal to $15,000 per month;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination;

●	repayment of the overfunding loans, which are non-interest bearing and unsecured loans in the amount of $3,050,000 made to us by our sponsor (or its affiliates or designees) simultaneously with the closing of the Initial Public Offering for the purpose of overfunding the trust account. The loan will be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant or repaid in cash (or any combination thereof) upon the closing of our initial business combination at the option of our sponsor; and
●	repayment of loans which may be made by our sponsor or an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. In addition, our high vote capital structure differs from the capital structure of many other special purpose acquisition company competitors and may make us less attractive to an acquisition target or may make an acquisition more costly to complete. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to shareholders. These financial statements may be required to be prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Website

Our corporate website address is www.nabors-etcorp.com. Information contained on our website is not part of this Annual Report on Form 10-K.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act, are available on our website, free of charge, as soon as reasonable practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

ITEM 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a recently incorporated company with no operating history and no revenues (other than interest earned on the funds held in the trust account), and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company established in the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our business combination, we will never generate any operating revenues.

Past performance by our management team and Nabors may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, Nabors and any related investment is presented for informational purposes only. Past performance by our management team, Nabors and any related investment is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team, Nabors or any related investment’s performance as indicative of our future performance or of an investment in us or the returns we will, or are likely to, generate going forward.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission, and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

If we seek shareholder approval of our initial business combination, our initial shareholders, board of directors and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. Our initial shareholders, board of directors and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved only if we obtain the approval of an ordinary resolution under Cayman Islands law, including the approval of the holders of the founder shares. As a result, in respect of such ordinary resolution, in addition to our initial shareholders’ founder shares, we would need 11,437,501, or 37.5%, of the 30,500,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved, subject to any higher consent threshold as may be required by Cayman Islands or other applicable law. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders, board of directors and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would cause us to not satisfy a closing condition, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters of our Initial Public Offering will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by global public health epidemics, including COVID-19 and its’ various variants and the status of debt and equity markets.

The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has adversely affected, in the case of COVID-19, and could adversely affect, in the case of future outbreaks of infectious diseases, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 or a future outbreak of infectious diseases restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent a health epidemic impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of a global public health epidemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

We may not be able to find a suitable target business and complete our initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, after the closing of the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.10 per share, or possibly less, and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.10 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors described in this “Risk Factors” section.

We may not be able to complete an initial business combination because such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on—among other factors—the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

We may constitute a “foreign person” as defined in the CFIUS regulations. We, Nabors Energy Transition Corp. II, are a Cayman Islands exempted company, and our sponsor, Nabors Energy Transition Sponsor II LLC, is a Cayman Islands limited liability company. Our sponsor is managed by Nabors Corporate Services, Inc., a Delaware corporation, and owned by Nabors Lux 2 S.a.r.l., a private limited liability company (société à responsabilité limitée) incorporated in the Grand Duchy of Luxembourg, and Greens Road Energy II LLC, a Cayman Islands limited liability company controlled by Anthony G. Petrello, a U.S. person. Additionally, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review.

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants may be worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek shareholder approval of our initial business combination, our initial shareholders, sponsor, directors, officers, advisors or their affiliates may elect to enter into certain transactions, including purchasing public shares or warrants from public shareholders or public warrantholders, which may influence the outcome of a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

In the event that we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so.

Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18, to the extent that it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors or their affiliates were to purchase shares or warrants from public shareholders after the announcement of our initial business combination, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares, rights or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
●	they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;
●	our sponsor, initial shareholders, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors or their affiliates, along with the purchase price;
●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors or their affiliates;
●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors or their affiliates; and
●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the public shares without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, our high vote capital structure differs from the typical capital structure of many other special purpose acquisition company competitors and may make us less attractive to an acquisition target or make an acquisition more costly to complete. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering, the sale of the private placement warrants and the overfunding loans, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a shareholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.10 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors described in this “Risk Factors” section.

If the net proceeds of the Initial Public Offering, the sale of the private placement warrants and the overfunding loans not being held in the trust account are insufficient, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire without value to the holder.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 24 months following the Initial Public Offering, or such earlier liquidation date as our board of directors may approve, assuming that our initial business combination is not completed during that time. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.10 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors described in this “Risk Factors” section.

If the net proceeds of the Initial Public Offering, the sale of the private placement warrants and the overfunding loans not being held in the trust account are insufficient to allow us to operate for at least 24 months after the IPO Closing Date, or such earlier liquidation date as our board of directors may approve, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

As of December 31, 2023, we had approximately $2.0 million of cash outside the trust account to fund our working capital requirements. In the event that such amount is insufficient to fund our search for a target business and to consummate our initial business combination, we may seek additional capital. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.10 per share, or possibly less, on our redemption of our public shares, and our warrants will expire without value to the holder. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors described in this “Risk Factors” section.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

The SEC has adopted new rules (“SPAC Final Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and requiring reports, opinions and appraisals related to the determination by the SPAC’s board of directors to approve the business combination to be filed publicly. These rules to become effective on July 1, 2024 may materially adversely affect our ability to engage financial and capital market advisors or consulting firms and experts, negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are unable to consummate our initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, of the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months, or such earlier liquidation date as our board of directors may approve, before redemption from our trust account.

If we are unable to consummate our initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering, we will distribute the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purpose of winding up of our affairs, as further described herein. Any redemption of public shareholders form the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, or liquidate, the trust account and distribute such amount therein, pro rata, to our shareholders as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable law. In that case, investors may be forced to wait beyond the initial 24 months, or such earlier liquidation date as our board of directors may approve, before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we intend to focus our search for a target business that provides solutions in the emissions reduction, carbon capture, renewable energy and mobile assets and application sectors, we may complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our business combination solely with another blank check company or similar company with nominal operations. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

We may face risks related to emissions reduction, carbon capture, renewable energy and mobile assets and application companies.

Business combinations with companies in the emissions reduction, carbon capture, renewable energy and mobile assets and application sectors entail certain risks. If we are successful in completing a business combination with any such target business, we may be subject to, and possibly adversely affected by, the following risks:

●	governmental or regulatory actions relating to emissions reduction, carbon capture, renewable energy and mobile assets and application, even if well intentioned;
●	our inability to comply with governmental regulations and policies concerning renewable energy, such as energy development, electricity pricing and the process for interconnecting electricity generation, or to obtain governmental approval for our products and/or business operations;
●	governmental or regulatory actions which, among other things, establish standards for the treatment, storage and disposal of solid and hazardous waste;
●	changes to labor regulations, including changes concerning minimum wages and minimum and maximum work hours;
●	price fluctuations resulting from recessions, adverse weather conditions, natural disasters, political domestic and foreign trade, changes in supply and demand and other factors;
●	difficulty in establishing and implementing a commercial and operational approach adequate to address the specific needs of the markets we are pursuing;
●	legal claims arising with respect to any project having undisclosed or unknown environmental problems or as to which inadequate reserves have been established;
●	need for substantial investments for infrastructure changes necessary for growth, such as additional rail and trucking capacity, additional storage facilities, advancement of technologies and updates to the electric grid;
●	the viability and continued growth in demand for renewable energy may be impacted by many factors outside of our control, including competition, market acceptance of renewable energy systems, availability and amount of government subsidies and incentives and prices of traditional utility-provided energy sources;
●	difficulty in competing against established companies who may have greater financial resources and/or a more effective or established localized business presence;

●	the possibility of applying an ineffective commercial approach to targeted markets, including product offerings that may not meet market needs with respect to their environmental or non-environmental attributes;
●	an inability to build strong brand identity, environmental credibility or reputation for exceptional customer satisfaction and service;
●	difficulty in timely identifying, attracting, training and retaining qualified sales, technical and other personnel; and
●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations, including disruptions or failure of our networks, systems or technology as a result of computer viruses, “cyber attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will be focused on, but not be limited to, the emissions reduction, carbon capture, renewable energy and mobile assets and application sectors. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

We may seek acquisition opportunities outside of our target industries or sectors (which industries or sectors may or may not be outside of our management’s areas of expertise).

Although we intend to focus on identifying business combination candidates in the emissions reduction, carbon capture, renewable energy and mobile assets and application sectors, we will consider a business combination outside of our target industries or sectors if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in our target industries or sectors after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of our target industries or sectors, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding our target industries or sectors would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash.

In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our shareholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

Unlike some other similarly structured blank check companies, our initial shareholders will receive additional Class B ordinary shares or Class A ordinary shares if we issue shares to consummate an initial business combination.

The Class F ordinary shares will automatically convert into Class B ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, and prior to and following our initial business combination, each Class B ordinary share will be convertible, at the option of the holder, into one Class A ordinary share, in each case subject to adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities convertible or exercisable for Class A ordinary shares are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares or Class B ordinary shares, as applicable, will be adjusted so that the number of Class A ordinary shares or Class B ordinary shares, as applicable, issuable upon conversion thereof will equal, in the aggregate, 20% of the sum of our ordinary shares outstanding upon completion of the Initial Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination, any private placement warrants issued to our sponsor or its affiliates upon conversion of working capital loans made to us and the overfunding loans.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions). The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination and subject to requisite shareholder approval, we may enter into one or more transactions that require shareholders and/or warrantholders to recognize gain or income for tax purposes or otherwise increase their tax burden without prior notice to or approval from our shareholders and warrantholders. We do not intend to make any cash distributions to shareholders or warrantholders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrantholder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or warrants.

Furthermore, we will likely effect a business combination with a target company that has business operations outside of the Cayman Islands and, possibly, business operations in multiple jurisdictions, and we may reincorporate in a different jurisdiction in connection therewith (including, but not limited to, the jurisdiction in which the target company or business is located). For example, in anticipation of engaging in a business combination with certain target companies, we may unilaterally convert into a U.S. company without notice pursuant to our amended and restated memorandum and articles, even if such a business combination ultimately is not achieved. If we effect any such transaction, including such a conversion, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition. In addition, shareholders and warrantholders may be subject to additional income, withholding or other taxes with respect to their ownership of us after any such transaction.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering, the sale of the private placement warrants and the overfunding loans, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and may give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In order to effectuate our initial business combination, we may seek to amend our amended and restated memorandum and articles of association or other governing instruments in a manner that will make it easier for us to complete our initial business combination but that our shareholders or warrantholders may not support.

Amending certain provisions of our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, of the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights of holders of Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of our securities, we would register, or seek an exemption from registration for, the affected securities.

In order to effectuate a business combination, we may amend various provisions of our amended and restated memorandum and articles of association and other governing instruments, including the warrant agreement, the underwriting agreement relating to the Initial Public Offering, the letter agreement among us and our sponsor, officers and directors and Nabors Lux 2 S.a.r.l., and the registration rights agreement among us, our initial shareholders and the private warrantholders. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Except in relation to certain provisions of the amended and restated memorandum and articles of association, any such amendments would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or other governing instruments or change our industry focus in order to effectuate our initial business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

Although we believe that the net proceeds of the Initial Public Offering, the sale of the private placement warrants and the overfunding loans will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering, the sale of the private placement warrants and the overfunding loans prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Other than amendments relating to the appointment or removal of directors prior to our initial business combination and amendments relating to the Company’s continuation in a jurisdiction outside the Cayman Islands (which each such proposed amendment would require the approval of a majority of at least 90% of our ordinary shares voting at a general meeting), the provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote (in person or by proxy) at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, and amendments relating to the Company’s continuation in a jurisdiction outside the Cayman Islands, which each such proposed amendment would require the approval of a majority of at least 90% of our ordinary shares voting at a general meeting) related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote (in person or by proxy) in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote (in person or by proxy) in a general meeting. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares as of the closing of the Initial Public Offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers, directors and director nominees have agreed that they will not propose any amendment to our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then-outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors and the other parties thereto. Our public shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, including complex withholding or other tax regimes which may apply in connection with our business combination or to our structure following our business combination, variations in tax laws as compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant non-U.S. jurisdictions;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States; and
●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in non-U.S. regions fluctuates and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

If we acquire a non-U.S. target, our results of operations may be negatively impacted because of the costs and difficulties inherent in managing cross-border business operations.

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination. Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

In the event we acquire a non-U.S. target, political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

In the event we acquire a non-U.S. target, our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

In the event we acquire a non-U.S. target, foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Our amended and restated memorandum and articles of association require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our sponsor, to approve our initial business combination, which may have the effect of delaying or preventing a business combination that our public shareholders would consider favorable.

Our amended and restated memorandum and articles of association require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our sponsor, to approve our initial business combination. Accordingly, it is unlikely that we will be able to enter into an initial business combination unless our sponsor’s members find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that our public shareholders would find favorable.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with our completion of an initial business combination (including the release of funds to pay any amounts due to any public shareholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) in a manner that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, or (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities ($50 million), a minimum number of publicly held shares (600,000), a minimum market value of publicly held securities ($40 million), a minimum number of holders of our securities (generally 300 public shareholders and 100 warrantholders) and have at least four registered and active market makers.

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Since only holders of our Class F ordinary shares have the right to vote on the election of directors prior to our initial business combination, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

After completion of the Initial Public Offering, only holders of our Class F ordinary shares have the right to vote on the election of directors prior to our initial business combination. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq’s rules. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have independent director oversight of our director nominations.

We do not have a compensation committee and we do not intend to have a compensation committee prior to consummation of our initial business combination. We may elect to utilize certain other exemptions, including the exemption for a board of directors composed of a majority of independent directors. In addition, the phase-in rules of the SEC and Nasdaq with respect to the audit committee permit us to have an audit committee that has a majority of members that are independent within 90 days of the completion of the Initial Public Offering and all members that are independent within one year of the completion of the Initial Public Offering. We currently have an audit committee comprised of two independent members. We intend to identify one additional independent director to serve on the audit committee within one year of the effective date of the registration statement. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements as long as we remain a “controlled company.” Our status as a controlled company could make our ordinary shares less attractive to some investors or otherwise harm our share price.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering, the sale of the private placement warrants and the overfunding loans are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because our Class A ordinary shares are listed on a national securities exchange, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act (“Rule 419”). Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment, and subject where relevant to their fiduciary duties, may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers or our sponsor and its members (present and former), managers and affiliates and their respective present and former officers and directors.

We have agreed to indemnify our officers and directors, and our sponsor and its members (present and former), managers and affiliates and their respective present and future officers and directors, to the fullest extent permitted by law. However, our officers, directors and sponsor have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, a liquidator may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby potentially exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a “voidable preference.” As a result, a liquidator could seek to challenge the transaction and recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the trust account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement governing the trust account, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or

(iii) the redemption of our public shares if we are unable to complete our initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

In the adopting release for the SPAC Final Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate. As a result, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

In certain circumstances, including if we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be challenged if it were proved that immediately following the date on which the distribution was made, we insolvent, or otherwise that the distribution was made to defraud creditors. As a result, a creditor or a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid while we were insolvent would be guilty of an offence and may be liable to a fine and to imprisonment in the Cayman Islands or both. We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act (As Revised) of the Cayman Islands (as the same may be amended from time to time, the “Companies Law”) for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

The voting structure of our ordinary shares will have the effect of concentrating voting power with our sponsor, which will limit an investor’s ability to influence our policies and the outcome of important transactions, including a change in control, and may have an anti-takeover effect.

Following our initial business combination, our authorized share capital will consist of Class A ordinary shares, entitling the holder to one vote per share, and Class B ordinary shares entitling the holder to ten votes per share. Following our initial business combination, the holders of Class A ordinary shares and Class B ordinary shares will generally vote together as a single class on matters presented for a shareholder vote, except as required by Cayman Islands law or stock exchange rule. In connection with our initial business combination (or earlier at our sponsor’s election), the outstanding Class F ordinary shares held by our sponsor will be converted on a one-for-one basis into Class B ordinary shares. The high-vote nature of our Class B ordinary shares differs from the typical capital structure of many other special purpose acquisition companies and will significantly dilute the voting power of the investors in the

Initial Public Offering following our initial business combination. Our sponsor holds approximately 20% of the issued and outstanding ordinary shares representing approximately 71% of the outstanding voting power of our ordinary shares immediately following the closing of our initial business combination. As a result, our sponsor and Nabors would have the ability to exercise control over our affairs, policies and operations, such as the appointment of management, future issuances of our ordinary shares or other securities, the payment of dividends on our ordinary shares, the incurrence of debt by us and matters requiring shareholder approval, including the election of directors, amendments of our organizational documents and any change of control of our company. The high vote feature of our Class B ordinary shares will significantly dilute the voting power of investors holding Class A ordinary shares and may make it more difficult to acquire a controlling interest in the Company, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. For further discussion, please see the risk factor “Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.” Our sponsor may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon the exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and appliable state securities laws, warrantholders will not be entitled to exercise such warrants and such warrants may have no value and expire worthless.

While we have registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act as part of the registration statement filed in connection with the Initial Public Offering, we do not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial business combination, we will use our commercially reasonable efforts to file a post-effective amendment to the registration statement filed in connection with the Initial Public Offering or a new registration statement under the Securities Act covering such shares. We will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. To exercise warrants on a cashless basis, each holder would pay the exercise price by surrendering the warrants in exchange for a number of Class A ordinary shares equal to the quotient obtained by dividing (i) the product of (A) the number of Class A ordinary shares underlying the warrants and (B) the difference between the “fair market value” and the exercise price of the warrants by (ii) such fair market value. Solely for purposes of the preceding sentence, “fair market value” shall mean the volume weighted average price of our Class A ordinary shares during the 10 trading day period ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws, and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire without value to the holder. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws.

The grant of registration rights to our initial shareholders and private warrantholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, we have agreed with our initial shareholders and the private warrantholders to register the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, any Class A ordinary shares held upon the completion of the Initial Public Offering or acquired prior to or in connection with our initial business combination and warrants that may be issued upon conversion of working capital loans and the overfunding loans or the Class A ordinary shares issuable upon exercise of such warrants. Assuming the founder shares convert on a one for one basis, no warrants are issued upon conversion of working capital loans and the overfunding loans and our initial shareholders do not acquire any shares prior to or in connection with our initial business combination, an aggregate of up to 7,625,000 Class A ordinary shares and up to 9,540,000 warrants (and 9,540,000 Class A ordinary shares issuable upon the exercise of such warrants) are subject to registration under these agreements.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders or their permitted transferees are registered.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold. As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price of the public warrants is higher than in some other blank check company offerings, and, accordingly, the warrants are more likely to expire without value to the holder.

The exercise price of the public warrants is higher than in some other blank check companies. For example, historically, the exercise price of a warrant was often a fraction of the purchase price of the units in the initial public offering. The exercise price of our public warrants is $11.50 per share, subject to adjustments as provided herein. As a result, the warrants are less likely to ever be in the money and more likely to expire without value to the holder.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrant could be converted into cash or shares (at a ratio different than initially provided), the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants.

Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of our Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants without value to the holder.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period commencing at least 150 days after completion of our initial business combination and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

None of the private placement warrants are redeemable by us.

If you exercise your warrants on a “cashless” basis, you may receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the warrants may be required or permitted to be made on a cashless basis. If our Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that our Class A ordinary shares satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. To exercise warrants on a cashless basis, each holder would pay the exercise price by surrendering the warrants in exchange for a number of Class A ordinary shares equal to the quotient obtained by dividing (i) the product of (A) the number of our Class A ordinary shares underlying the warrants and (B) the difference between the “fair market value” and the exercise price of the warrants by (ii) such fair market value. Solely for purposes of the preceding sentence, “fair market value” shall mean the volume weighted average price of our Class A ordinary shares during the 10 trading day period ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

In addition, if a registration statement covering our Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, we will be required to permit holders to, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

If we choose to require holders to exercise their warrants on a cashless basis, which we may do at our sole discretion, or if holders elect to do so when there is no effective registration statement, the number of our Class A ordinary shares received by a holder upon exercise may be fewer than it would have been had such holder exercised such warrant for cash.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our business combination.

We issued warrants to purchase 15,250,000 Class A ordinary shares as part of the units offered and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement an aggregate of 9,540,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. Our initial shareholders currently own an aggregate of 7,625,000 founder shares.

The Class F ordinary shares will automatically convert into Class B ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis. The issuance of these Class B ordinary shares and the voting rights related to our Class B ordinary shares could make us a less attractive acquisition vehicle to a target business or make an acquisition more costly or difficult to complete. Prior to and following our initial business combination, the Class B ordinary shares will be convertible, at the option of the holder, into Class A ordinary shares on a one-for-one basis, in each case, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue Class A ordinary shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include Class A ordinary shares and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at a newly issued price of less than $9.20 per Class A ordinary share, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination (net of redemptions), and (z) the market value is below $9.20 per share, then (i) the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the market value and the newly issued price, (ii) the $18.00 redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price, and (iii) the $12.00 per share trigger price will be adjusted (to the nearest cent) to be equal to 120% of the higher of the market value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrantholders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrantholder in any such enforcement action by service upon such warrantholder’s counsel in the foreign action as agent for such warrantholder.

This choice-of-forum provision may limit a warrantholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor. For instance, because there is no authority that directly addresses the U.S. federal income tax implications of instruments similar to the units we are issuing in the Initial Public Offering, the allocation an investor makes of the purchase price of a unit between the Class A ordinary share and the partial public warrant to purchase Class A ordinary shares included in each unit could be challenged by the Internal Revenue Service (the “IRS”) or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of public warrants is unclear under current law. Additionally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. Each prospective investor is urged to consult with and rely solely upon its own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Whether a redemption of Class A ordinary shares will be treated as a sale of such Class A ordinary shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A ordinary shares will depend on whether the redemption qualifies as a sale of such Class A ordinary shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A ordinary shares (including any shares constructively owned by the holder as a result of owning private placement warrants or public warrants or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A ordinary shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us.

We may be treated as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year in which a U.S. Holder holds our Class A ordinary shares or warrants (regardless of whether we remain a PFIC for subsequent taxable years), such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on, among other things, whether we qualify for the PFIC start-up exception, the timing of our business combination, the amount of our passive income and assets in the year of the business combination, whether we combine with a U.S. or non-U.S. target company, and the amount of passive income and assets of the acquired business. Our actual PFIC status for our current taxable year or any subsequent taxable year will not be determinable until after the end of such taxable year (and, in the case of our start-up year, possibly not until after the close of the second taxable year following our start-up year). We cannot assure you that we will not be a PFIC in our current taxable year or in any future taxable year.

If we determine we are a PFIC for any taxable year, upon written request by a U.S. Holder, we will endeavor to provide to such U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable such U.S. Holder to make and maintain a “qualified electing fund” (“QEF”) election with respect to its Class A ordinary shares, but there is no assurance that we will timely provide such required information. Furthermore, a U.S. Holder may not make a QEF election with respect to its warrants to acquire our Class A ordinary shares. The rules dealing with PFICs and with the QEF election are very complex and are affected by various factors in addition to those described in this Annual Report on Form 10-K. Accordingly, U.S. investors are strongly urged to consult with and rely solely upon their own tax advisors regarding the application of the PFIC rules to them in their particular circumstances.

We may, without prior notice or shareholder approval, change our jurisdiction of incorporation prior to signing our initial business combination, which may result in adverse legal, tax or other consequences to us, our shareholders and/or warrantholders.

We may, without prior notice or shareholder approval, change our jurisdiction of incorporation prior to signing our initial business combination for any reason. We might change our jurisdiction of incorporation in anticipation of executing an agreement to consummate an initial business combination or the closing of an initial business combination, however, we are not limited from doing so at any other time or for any other reason. We may change our jurisdiction of incorporation in order to facilitate an initial business combination or our post-business combination holding structure. For example, if we anticipate signing an agreement to consummate an initial business combination with a target that is organized in the United States, we may change our jurisdiction of incorporation to Delaware prior to the execution of such agreement and without prior notice to or approval of our shareholders.

Our amended and restated memorandum and articles of association permits us to change our jurisdiction of incorporation after approval by our board of directors. We are not required to notify our shareholders prior to such change or to seek the approval of our shareholders if we change our jurisdiction of incorporation prior to signing our initial business combination, and we anticipate that we will not be required to register such transaction under the Securities Act. If, however, we reincorporate to another jurisdiction outside of the Cayman Islands in connection with our initial business combination, and if we seek shareholder approval of our initial business combination, we anticipate that such transaction will be registered under the Securities Act. To effect the change in our jurisdiction of incorporation, we would deregister as an exempted company in the Cayman Islands and continue and domesticate as a corporation incorporated under the laws of another jurisdiction. In connection therewith, our Class A ordinary shares, Class B ordinary shares and Class F ordinary shares would be exchanged for an equal number of corresponding Class A, Class B or Class F ordinary shares or common shares, as applicable, of our successor entity, and our warrants would become exercisable for Class A common or ordinary shares of our successor entity. We expect that the Class A, Class B and Class F ordinary shares or common shares in our successor entity would have rights substantially similar to those of our Class A ordinary shares, Class B ordinary shares and Class F ordinary shares. However, the system of laws and the enforcement of existing laws of the new jurisdiction of our incorporation may not be as favorable to you as a shareholder as the laws of the Cayman Islands.

Although we will attempt to structure any change in our jurisdiction of incorporation in a tax-efficient manner (including, if possible, in a manner that is tax-deferred for U.S. federal income tax purposes), tax structuring considerations are complex, the relevant facts and law may be uncertain and may change, we may prioritize commercial and other considerations over tax considerations, and we may prioritize company-level tax considerations over the tax considerations of our shareholders and warrantholders. As a result, the change in our jurisdiction of incorporation may have adverse tax consequences to us or to our shareholders and warrantholders, including the recognition of substantial gain for U.S. federal income tax purposes, and because you may not have prior notice of our change in jurisdiction, you may not be able to avoid such consequences. For example, under certain circumstances, including if we are treated as a PFIC, a U.S. Holder may be subject to U.S. federal income tax on gain or a deemed dividend upon the exchange of our ordinary shares or warrants for our successor’s shares or warrants, and such taxes may be substantial.

In addition to the immediate consequences of a change in our jurisdiction of incorporation, holding our successor’s shares or warrants following a change in our jurisdiction of incorporation could have different, potentially adverse, consequences as compared to those of holding our shares or warrants prior to any such change. For example, if we were to change our jurisdiction of incorporation from the Cayman Islands to Delaware, this could have a number of adverse consequences to Non-U.S. Holders who own our successor’s shares or warrants by exposing them to U.S. taxation and reporting obligations, such as the taxation of dividends from our successor or the taxation of dispositions of our successor’s shares or warrants. Because such persons may not have prior notice of our change in jurisdiction, they may not be able to change the manner in which they hold our shares or warrants or dispose of our shares or warrants prior to any such change in our jurisdiction of incorporation, and therefore such persons may not be able to avoid any adverse consequences of holding our successor’s shares or warrants after such change.

Further, it is possible that we would change our jurisdiction of incorporation in anticipation of consummating a specific business combination but not complete that business combination for any number of reasons. If we are unable to consummate a business combination with a specific business combination target following such a change in our jurisdiction of incorporation, our new jurisdiction of incorporation could have disadvantages to us or our shareholders and/or warrantholders, particularly if we subsequently pursue a business combination with a target that is incorporated in a different jurisdiction. In such circumstances, we may not be competitive with other special purpose acquisition companies incorporated in the Cayman Islands when pursuing certain target companies, the consummation of our initial business combination could be more complex, or it may be more difficult to structure such an initial business combination in a tax-efficient manner. For example, we may change our jurisdiction of incorporation to the United States in anticipation of a business combination with a U.S. target company but ultimately effect our initial business combination with a non-U.S. target company. In such a case, we may be unable to structure our initial business combination in a tax-deferred manner, and our shareholders and/or warrantholders may be required to pay substantial U.S. federal income or other taxes in connection with the consummation of the initial business combination. In addition, the initial business combination may result in tax inefficiencies for the post-business combination company, including that, if the post-business combination company is organized outside of the United States, it may nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes, which treatment may result in substantial tax inefficiencies for both the post-business combination company and for our shareholders and/or warrantholders.

We cannot assure you when or whether we will change our jurisdiction of incorporation or, if we do change our jurisdiction of incorporation, the jurisdiction in which we will ultimately be incorporated. Accordingly, there is significant uncertainty as to the legal, tax and other considerations that may be applicable to us or to our shareholders and warrantholders, and we cannot provide you with specific or comprehensive examples of such potential consequences. The rules governing a change in our jurisdiction of incorporation and the transactions that may occur in connection with our initial business combination are complex, and the consequences arising from such rules or transactions will depend on a holder’s particular circumstances and on the circumstances surrounding our change in jurisdiction and initial business combination. All investors considering a purchase are urged to consult with and rely solely upon their own legal and tax advisors regarding the potential consequences to them of any change in our jurisdiction of incorporation.

If our initial business combination involves a company organized under the laws of the United States, it is possible a U.S. federal excise tax will be imposed on us in connection with redemptions of our Class A ordinary shares after or in connection with such initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”) after December 31, 2022. The amount of the excise tax is generally 1% of any positive difference between the fair market value of any stock repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The Biden administration has proposed increasing the amount of the excise tax from 1% to 4% of the fair market value of the shares repurchased at the time of the repurchase. It is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such changes could take effect. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax; however, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, this excise tax is not expected to apply to redemptions of our Class A ordinary shares (absent any regulations or other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions, and because we expect our securities to trade on the Nasdaq, it is possible that in such case we would be subject to the excise tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the excise tax will depend on a number of factors, including (i) the structure of the initial business combination, (ii) the fair market value of the shares redeemed, (iii) the extent such redemptions could be treated as dividends and not repurchases and (iv) the content of any subsequent regulations, clarifications or other additional guidance from the Treasury Department that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased, and the imposition of the excise tax on us as a result of redemptions in connection with the initial business combination could reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination, which could result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such excise tax.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the high vote nature of our Class B ordinary shares and the ability of the board of directors to designate the terms of and issue new series of preferred shares. Following our initial business combination and the automatic conversion of the Class F ordinary shares into Class B ordinary shares, holders of our Class A ordinary shares and holders of our Class B ordinary shares will generally vote together as a single class, except as required by applicable law or stock exchange rule, on all matters presented for a shareholder vote with each Class A ordinary share entitling the holder to one vote per share and each Class B ordinary share entitling the holder to ten votes per share. This high vote feature of our Class B ordinary shares provides the holders of Class B ordinary shares the ability to control the outcome of matters requiring shareholder vote even if such holders own significantly less than a majority of the outstanding Class A ordinary shares and Class B ordinary shares and will significantly dilute the voting power of investors holding Class A ordinary shares and may make it more difficult to acquire a controlling interest in the Company. These provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Relating to our Sponsor and Management Team

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business could remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our current officers may not remain in their positions following our business combination. We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

Our officers and directors may allocate their time to other businesses, including Nabors, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and other businesses, including Nabors. We do not intend to have any full-time employees prior to the completion of our initial business combination. Our officers are not obligated to contribute any specific number of hours per week to our affairs. In addition, certain of our officers and directors are directors, officers or employees of Nabors, which may make investments in or have other interests in or relating to companies in industries we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Certain of our directors and officers are, and our officers and directors may in the future become, affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. For example, certain of our officers and directors currently serve in similar roles for Nabors.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of our sponsor. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation of, or participation in, one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Nabors is also focused on investments in the energy industry. Although we intend to focus on investments relating to the energy transition and related sectors rather than the types of oilfield services investments typically considered by Nabors as part of its existing business, there may nevertheless be overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for Nabors. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our best interests. If this were the case and the directors fail to act in accordance with their fiduciary duties owed to us as a matter of Cayman Islands law, we may have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

Moreover, certain of our directors and officers continue to own shares and options to purchase shares in Nabors. These ownership interests and/or such disparity could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company and Nabors. Furthermore, we may enter into transactions with Nabors. While any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act) is subject to review by an independent committee of Nabors’ board of directors in accordance with its corporate governance guidelines, there can be no assurance that the terms of any such transactions will be as favorable to us as would be the case where there is no overlapping officer or director.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement or potential involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses or entities affiliated with our sponsor, officers, directors or existing holders, including Nabors. Our officers and directors also serve as officers and board members for other entities. They may also have investments in target businesses.

Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of our sponsor. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On April 24, 2023, our sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in exchange for issuance of 5,750,000 Class F ordinary shares. On June 16, 2023, the Company issued 2,875,000 additional founder shares to our sponsor in connection with a share capitalization, resulting in our sponsor holding an aggregate of 8,625,000 founder shares, for approximately $0.003 per share. In connection with the Initial Public Offering, our sponsor forfeited a total of 100,000 founder shares and 50,000 founder shares were issued to each of our independent directors. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 units expired and 1,000,000 Class F ordinary shares were forfeited, resulting in our sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Class F ordinary shares. The founder shares will be without value to the holder if we do not complete an initial business combination. In addition, the private warrantholders purchased an aggregate of 9,540,000 private placement warrants, each exercisable for one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $9,540,000, or $1.00 per warrant, that will also be without value to the holder if we do not complete a business combination.

The founder shares are identical to the Class A ordinary shares included in the units sold in the Initial Public Offering, except that only holders of our Class F ordinary shares (which automatically convert into Class B ordinary shares at the time of our initial business combination on a one-for-one basis or earlier at the option of the holder) have the right to vote on the election of directors prior to our initial business combination. Prior to and following our initial business combination, each Class B ordinary share will be convertible, at the option of the holder, into one Class A ordinary share, subject to adjustment pursuant to certain anti-dilution rights. However, the holders of the founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, if we do not consummate our initial business combination, we will not repay the overfunding loans from the trust account, and we would likely not have other available funds to repay the overfunding loans. We may obtain additional loans from our sponsor, affiliates of our sponsor or an officer or director, and if we do not consummate an initial business combination, such parties may realize a loss on such loans if we do not have sufficient funds left outside of the trust account to repay any such loans. We currently believe we will not have sufficient funds left outside of the trust account to pay back such loans if our initial business combination is not completed. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the date that is 24 months, or such earlier liquidation date as our board of directors may approve, after the closing of the Initial Public Offering nears, which is the deadline for our completion of an initial business combination.

Since our sponsor paid only approximately $0.003 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

On April 24, 2023, our sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in exchange for issuance of 5,750,000 Class F ordinary shares. On June 16, 2023, the Company issued 2,875,000 additional founder shares to our sponsor in connection with a share capitalization, resulting in our sponsor holding an aggregate of 8,625,000 founder shares, for approximately

$0.003 per share. In connection with the Initial Public Offering, our sponsor forfeited a total of 100,000 founder shares and 50,000 founder shares were issued to each of our independent directors. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 units expired and 1,000,000 Class F ordinary shares were forfeited, resulting in our sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Class F ordinary shares. Certain of our officers and directors have a significant economic interest in our sponsor. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Our initial shareholders control the appointment and removal of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint and remove all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a shareholder vote and board approval, potentially in a manner that you do not support.

Our initial shareholders own shares representing 20% of our issued and outstanding ordinary shares. In addition, the Class F ordinary shares, all of which are held by our initial shareholders, entitle the holders to appoint and remove all of our directors prior to our initial business combination. Holders of our public shares have no right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination. Accordingly, our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Furthermore, to continue the Company in a jurisdiction outside of the Cayman Islands, including the adoption of the organizational documents for such jurisdiction, our board of directors will be able to approve such continuation and organizational documents without the vote of any holders of our Class A ordinary shares, Class B ordinary shares and Class F ordinary shares. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our business combination.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

General Risk Factors

We may issue additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, 50,000,000 Class F ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. There are currently 469,500,000, 50,000,000 and 42,375,000 authorized but unissued Class A ordinary shares, Class B ordinary shares and Class F ordinary shares, respectively, available for issuance, which amount does not take into account Class A ordinary shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of Class B ordinary shares or Class F ordinary shares. Our Class F ordinary shares are automatically convertible into Class B ordinary shares at the time of our initial business combination, or earlier at the option of the holder, at a one-for-one ratio, subject to adjustment as set forth herein. Prior to and following our initial business combination, each Class B ordinary share will be convertible, at the option of the holder, into one

Class A ordinary share, but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. Currently, there are no Class B ordinary shares or preferred shares issued and outstanding.

We may issue a substantial number of additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of investors;
●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of the warrants.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B. Unresolved Staff Comments

Not applicable

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Form 10-K, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Form 10-K.

Item 2. Properties

Our executive offices are located at 515 West Greens Road, Suite 1200, Houston, Texas 77067, and our telephone number is: (281) 874-0035. The cost for our use of this space is included in the $15,000 per month fee we will pay to reimburse our sponsor or an affiliate thereof for office space, utilities and secretarial and administrative support made available to us. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units began trading on the Nasdaq under the symbol “NETDU” on July 14, 2023. Commencing on September 5, 2023, holders of the units could elect to separately trade the Class A ordinary shares and warrants included in the units. The Class A ordinary shares and warrants that are separated trade on the Nasdaq under the symbols “NETD” and “NETDW,” respectively. Those units not separated continue to trade on the Nasdaq under the symbol “NETDU.”

Holders

At March 27, 2024, there was one holder of record of our units, one holder of record of our Class A ordinary shares, three holders of record of our Class B ordinary shares, one holder of record of our warrants and thirteen holders of record of our private placement warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any other share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On April 24, 2023, our sponsor paid an aggregate of $25,000 in exchange for issuance of 5,750,000 founder shares. On June 16, 2023, the Company issued 2,875,000 additional founder shares to our sponsor in connection with a share capitalization. On July 13, 2023, our sponsor forfeited a total of 100,000 founder shares and we issued 50,000 founder shares to each of our independent directors. On August 27, 2023, the remainder of the underwriters option to purchase 4,000,000 units expired and 1,000,000 founder shares were forfeited by our sponsor, resulting in our sponsor and independent directors holding an aggregate of 7,625,000 founder shares.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 9,540,000 private placement warrants, at a price of $1.00 per private placement warrant, generating gross proceeds of approximately $9.5 million.

Each whole private placement warrant is exercisable for one whole share of Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the Initial Public Offering to be held in the trust account. If the Company does not complete an initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable and exercisable for cash or on a cashless basis.

Simultaneously with the closing of the Initial Public Offering, the direct or indirect owners of our sponsor loaned us an aggregate of $3,050,000, and in exchange, we issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000. The overfunding loans will be paid upon the closing of the Company’s initial business combination or converted into warrants of the Company at a price of $1.00 per warrant (or any combination thereof), at our sponsor’s discretion, which warrants will be identical to the private placement warrants. The overfunding loans were extended to ensure that the amount in the trust account was $10.10 per public share. If the Company does not complete an initial business combination, the overfunding loans will only be paid from any funds available outside of the trust account.

The issuance of the founder shares, private placement warrants and unsecured promissory notes in exchange for the overfunding loans were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

The registration statement for the Initial Public Offering was declared effective on July 13, 2023. On July 18, 2023, the Company consummated its Initial Public Offering of 30,500,000 units, including 500,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of approximately $305.0 million, and incurring offering costs of approximately $18.0 million, of which approximately $10.7 million was deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 9,540,000 private placement warrants, at a price of $1.00 per private placement warrant, generating gross proceeds of $9.5 million.

Upon the closing of the Initial Public Offering, the sale of private placement warrants and the overfunding loans, approximately $308.1 million ($10.10 per unit) of the net proceeds were placed in the trust account. The net proceeds may be invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on April 12, 2023, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering of 30,500,000 units, the sale of the 9,540,000 warrants sold in a private placement to the direct or indirect owners of our sponsor and the overfunding loans, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 12, 2023 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues prior to the completion of our initial business combination at the earliest. Following our Initial Public Offering, we generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 12, 2023 (inception) through December 31, 2023, we had a net income of $7,569,900, which consists of interest income on marketable securities held in the trust account of $7,618,115, change in fair value of over-allotment option liability of $402,224, and other income of $290, offset by operating costs of $450,729.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class F ordinary shares by our sponsor and loans from our sponsor.

On July 18, 2023, we consummated the Initial Public Offering of 30,500,000 units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 500,000 units, at $10.00 per unit, generating gross proceeds of $305,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,540,000 private placement warrants to the direct or indirect owners of our Sponsor, at a price of $1.00 per private placement warrant, generating gross proceeds of $9,540,000.

In addition, the direct or indirect owners of our sponsor loaned the Company a total of $3,050,000, and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000, as of the closing date of the Initial Public Offering at no interest, which is referred to as the overfunding loans. The overfunding loans will be repaid upon the closing of the initial business combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at our sponsor’s discretion, which warrants will be identical to the private placement warrants. The overfunding loans were extended in order to ensure that the amount in the trust account was $10.10 per share at the closing of the Initial Public Offering. If the Company does not complete an initial business combination, the Company will not repay the overfunding loans from amounts held in the trust account, and the trust account proceeds will be distributed to the Company’s public shareholders, subject to the limitations; however, the Company may repay the overfunding loans if there are funds available outside the trust account to do so.

Following the Initial Public Offering, sale of the private placement warrants and the overfunding loans, a total of $308,050,000 was placed in the trust account. We incurred transaction costs of $17,966,142 consisting of $6,100,000 of cash underwriting discount, $10,675,000 of deferred underwriting fees, and $1,191,142 of other final offering costs.

For the period from April 12, 2023 (inception) through December 31, 2023, cash used in operating activities was $580,287. Net income of $7,569,900 was affected by interest earned on marketable securities held in the trust account of $7,618,115, payment of formation costs through issuance of Class F ordinary shares of $7,427, and changes in fair value of over-allotment option liability of $402,224. Changes in operating assets and liabilities used $137,275 of cash for operating activities.

As of December 31, 2023, we had marketable securities held in the trust account of $315,668,115 (including approximately $7,618,115 of interest income) substantially consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of $1,984,344. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, to pay for directors and officers liability insurance premiums.

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial business combination, the

Company would repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per private placement warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

We believe that amounts not held in the trust account will be sufficient to pay the costs and expenses to which such proceeds are allocated that are payable prior to the closing of our initial business combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

We may need to raise additional capital through loans or additional investments from our sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements, the date that we will be required to cease all operations, except for the purpose of winding up, if an initial business combination is not consummated. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, or operating lease obligations, other than an agreement to pay an aggregate of $15,000 per month to an affiliate of our sponsor for office space, utilities, secretarial and administrative support.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets. As of December 31, 2023, Class A ordinary shares subject to possible redemption amounts to $315,668,115.

Marketable Securities in Trust Account

Substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. We account for marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the statement of operations. As of December 31, 2023, the fair value of marketable securities held in Trust Account amounts to $315,668,115.

Derivative Financial Instruments

We evaluate the financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and the over-allotment option liability, which was initially measured at fair value of $402,224, was derecognized in the statement of operations.

Warrant Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at its assigned fair value. Fair value of public warrants at issuance amounted to $3,507,500.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Nabors Energy Transition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nabors Energy Transition Corp. II (the “Company”) as of December 31, 2023, the related statement of operations, statement of changes in shareholders’ deficit and statement of cash flows for the period from April 12, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period from April 12, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2023.

New York, New York

March 27, 2024

PCAOB ID: 100

NABORS ENERGY TRANSITION CORP. II

BALANCE SHEET

December 31, 2023

Assets
Current assets
Cash	$1,984,344
Prepaid expenses	8,539
Short-term prepaid insurance	239,649
Total current assets	2,232,532

Long-term prepaid insurance	130,475
Marketable securities held in Trust Account	315,668,115
Total Assets	$318,031,122

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$120,904
Accrued offering costs	75,000
Total current liabilities	195,904

Overfunding convertible notes – related parties	3,050,000
Deferred legal fees	343,684
Deferred underwriting fee payable	10,675,000
Total Liabilities	14,264,588

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 30,500,000 shares at redemption value of $10.35 per share	315,668,115

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 30,500,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; none issued or outstanding	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,625,000 shares issued and outstanding(1)	763
Additional paid-in capital	—
Accumulated deficit	(11,902,344)
Total Shareholders’ Deficit	(11,901,581)
Total Liabilities and Shareholders’ Deficit	$318,031,122
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

The accompanying notes are an integral part of this financial statement.

NABORS ENERGY TRANSITION CORP. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 12, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

General and administrative expenses	$450,729
Loss from operations	(450,729)

Other income:
Change in fair value of over-allotment option liability	402,224
Other income	290
Income on marketable securities held in Trust Account	7,618,115
Total other income	8,020,629

Net income	$7,569,900

Basic and diluted weighted average shares outstanding, Class A ordinary shares	19,250,951

Basic and diluted net income per share, Class A ordinary shares	$0.29

Basic and diluted weighted average shares outstanding, Class B ordinary shares	—

Basic and diluted net income per share, Class B ordinary shares	$—

Basic weighted average shares outstanding, Class F ordinary shares (1)	7,217,681

Basic net income per share, Class F ordinary shares	$0.29

Diluted weighted average shares outstanding, Class F ordinary shares (1)	7,244,772

Diluted net income per share, Class F ordinary shares	$0.29
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

The accompanying notes are an integral part of this financial statement.

NABORS ENERGY TRANSITION CORP. II

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 12, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 12, 2023 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class F ordinary shares to Sponsor	—	—	—	—	8,625,000	863	24,137	—	25,000
Sale of 9,540,000 Private Placement Warrants	—	—	—	—	—	—	9,540,000	—	9,540,000
Fair value of Public Warrants at issuance	—	—	—	—	—	—	3,507,500	—	3,507,500
Allocated value of transaction costs to warrants	—	—	—	—	—	—	(265,968)	—	(265,968)
Forfeiture of founder shares(1)	—	—	—	—	(1,000,000)	(100)	100	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	(12,805,769)	(19,472,244)	(32,278,013)
Net income	—	—	—	—	—	—	—	7,569,900	7,569,900
Balance – December 31, 2023	—	$—	—	$—	7,625,000	$763	$—	$(11,902,344)	$(11,901,581)
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

The accompanying notes are an integral part of this financial statement.

NABORS ENERGY TRANSITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 12, 2023 (INCEPTION) THROUGH DECEMBER 31, 2023

Cash Flows from Operating Activities:
Net income	$7,569,900
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of Class F ordinary shares	7,427
Interest earned on marketable securities held in Trust Account	(7,618,115)
Change in fair value of over-allotment option liability	(402,224)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	18,261
Short-term prepaid insurance	(239,649)
Long-term prepaid insurance	(130,475)
Accounts payable and accrued expenses	120,904
Deferred legal fee payable	93,684
Net cash used in operating activities	(580,287)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(308,050,000)
Net cash used in investing activities	(308,050,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	298,900,000
Proceeds from sale of Private Placements Warrants	9,540,000
Repayment of promissory note - related party	(217,553)
Proceeds from convertible promissory note - related party	3,050,000
Payment of offering costs	(657,816)
Net cash provided by financing activities	310,614,631

Net Change in Cash	1,984,344
Cash – Beginning of period	—
Cash – End of period	$1,984,344

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Offering costs included in Deferred legal fee payable	$250,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class F ordinary shares	$23,985
Deferred offering costs paid through promissory note - related party	$184,341
Deferred underwriting fee payable	$10,675,000

The accompanying notes are an integral part of this financial statement.

NABORS ENERGY TRANSITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2023, the Company had not yet commenced operations. All activity for the period from April 12, 2023 (inception) through December 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income in the form of interest income on permitted investments and cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The registration statement for the Company’s Initial Public Offering was declared effective on July 13, 2023. On July 18, 2023, the Company consummated the Initial Public Offering of 30,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes a partial exercise by the underwriters of their over-allotment option in the amount of 500,000 Units, at $10.00 per unit, generating gross proceeds of $305,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,540,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the direct or indirect owners of the Sponsor (the “Private Warrant holders”), generating gross proceeds of $9,540,000, which is discussed in Note 4.

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

Transaction costs amounted to $17,966,142, consisting of $6,100,000 of a cash underwriting discount, $10,675,000 of deferred underwriting fees and $1,191,142 of other final offering costs.

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

Following the closing of the Initial Public Offering on July 18, 2023, an amount of $308,050,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Warrants and the Overfunding Loans was placed in the trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and held in cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide holders of the Company’s outstanding Public Shares sold in the Initial Public Offering (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares (including any securities for which such shares are exchanged in any prior migration or other restructuring) upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. Except as required by applicable law or stock exchange listing requirements, the decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.10 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Founder Shares are not entitled to redemption rights in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

Liquidity

As of December 31, 2023, the Company had $1,984,344 in the operating bank account and a working capital of $2,036,628. Until the consummation a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently maintains sufficient liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and  pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,984,344 in cash and no cash equivalents as of December 31, 2023.

Marketable Securities in Trust Account

At December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the statement of operations. From April 12, 2023 (inception) through December 31, 2023, the Company did not withdraw any interest earned on the Trust Account.

Offering Costs

Offering costs consisted of legal, accounting, and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants were charged to equity. Offering costs allocated to the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and the over-allotment option liability was derecognized in the statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2023, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

At December 31, 2023, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from Public Shareholders	$305,000,000
Less:
Proceeds allocated to Public Warrants	(3,507,500)
Proceeds allocated to the over-allotment option	(402,224)
Class A ordinary shares issuance costs	(17,700,174)
Plus:
Accretion of carrying value to redemption value	32,278,013
Class A ordinary shares subject to possible redemption, December 31, 2023	$315,668,115

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement, and any warrants issued in connection with the related party convertible promissory note, since the exercise of the warrants and the conversion of the related party convertible promissory note is contingent upon the occurrence of future events. The warrants are exercisable to purchase 24,790,000 Class A ordinary shares in the aggregate 30 days after the completion of a Business Combination. The related party convertible promissory note is convertible into 3,050,000 warrants upon the closing of a Business Combination. As of December 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Period from April 12, 2023
	(Inception) Through
	December 31, 2023
	Class A	Class B	Class F
Basic net income per ordinary share
Numerator:
Allocation of net income	$5,505,678	$—	$2,064,222
Denominator:
Basic weighted average shares outstanding	19,250,951	—	7,217,681
Basic net income per ordinary share	$0.29	$—	$0.29
Diluted net income per ordinary share
Numerator:
Allocation of net income	$5,500,049	$—	$2,069,851
Denominator:
Diluted weighted average shares outstanding	19,250,951	—	7,244,772
Diluted net income per ordinary share	$0.29	$—	$0.29

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at its assigned fair value.

Share-Based Compensation

The Company adopted ASC Topic 718, “Compensation—Stock Compensation”, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expense is included in costs and operating expenses depending on the nature of the services provided in the statement of operations.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on April 12, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Private Warrant holders purchased an aggregate of 9,540,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $9,540,000 in the aggregate, in a private placement. Each whole Private Placement Warrant is exercisable to purchase one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Private Warrant holders was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

The Private Warrant holders and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5 — RELATED PARTY TRANSACTIONS

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

On July 13, 2023, the Company, the Sponsor and the Company’s two independent directors entered into securities agreements in which the Sponsor forfeited 100,000 Class F ordinary shares and in turn the Company issued the same number of Class F ordinary shares to the Company’s two independent directors (50,000 Class F ordinary shares to each director). The 100,000 Class F ordinary shares are subject to forfeiture if the independent directors are removed or resigns from the Company’s board of directors before the Company’s initial Business Combination. The forfeiture of the Founder Shares by the Sponsor, and subsequent issuance of the Founder Shares by the Company to the Company’s independent directors, is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has estimated that the fair value of the Founder Shares granted to the Company’s independent directors on July 13, 2023 was approximately $59,000 using the Black-Scholes option-pricing model with the following assumptions: (1) risk-free rate of 3.91%, (2) liquidation value of $10.12, and (3) present value factor of 0.97. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial Business Combination). Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of the Class F ordinary shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class F ordinary shares. A total of $290 was received on July 13, 2023.

Related Party Loans

On April 24, 2023, an affiliate of the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due on the earlier of (i) October 21, 2023 and (ii) the consummation of the Initial Public Offering. The Company repaid the Note from the proceeds of the Initial Public Offering not being placed in the Trust Account. The Company borrowed $217,553 under the Note, and the Note was repaid on September 11, 2023. Borrowings under the Note are no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Overfunding Convertible Notes – Related Party

On July 18, 2023, concurrently with the closing of the Initial Public Offering, direct or indirect owners of the Sponsor loaned the Company a total of $3,050,000, and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000 as of the closing of the Initial Public Offering at no interest (the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans were extended in order to ensure that the amount in the Trust Account is $10.10 per public share at the closing of the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders, subject to the limitations described herein; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options,” and the notes did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” At December 31, 2023, there is $3,050,000 outstanding under the Overfunding Loans.

Administrative Support Agreement

The Company entered into an agreement which provides that, commencing on July 14, 2023 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. For the period from April 12, 2023 (inception) through December 31, 2023, the Company incurred $82,500 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and the Overfunding Loans (and the Class A ordinary shares issuable upon exercise or conversion thereof) are entitled to registration rights pursuant to a registration rights agreement entered into on July 13, 2023. These holders are entitled to make up to three demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggyback” registration rights with respect to certain underwritten offerings the Company may conduct. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees

As of December 31, 2023, the Company had a total of $343,684 of deferred legal fees, of which $250,000 is related to the Initial Public Offering, to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is classified as a non-current liability in the accompanying balance sheet as of December 31, 2023.

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Middle East and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, conflicts in the Middle East and around the Red Sea and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023, there were no Class A ordinary shares issued or outstanding, excluding 30,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2023, there were no Class B ordinary shares issued or outstanding.

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

The Class F ordinary shares will automatically convert into Class B ordinary shares at the time of an initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, and, prior to and following the initial Business Combination, each Class B ordinary share will be convertible, at the option of the holder, into one Class A ordinary share, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like and in each case, subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Founder Shares shall convert into Class A ordinary shares or Class B ordinary shares, as applicable, will be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares or Class B ordinary shares, as applicable, issuable upon conversion thereof will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial

Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private placement warrants issued to the Sponsor or its affiliates upon conversion of Working Capital Loans made to the Company and the Overfunding Loans).

Warrants — At December 31, 2023, there are 24,790,000 warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). While the Company has registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act as part of the registration statement for the Company’s Initial Public Offering, the Company does not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

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

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing at least 150 days after completion of the initial Business Combination and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

Level 3:Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2023, assets held in the Trust Account were comprised of $46,357 in money market funds and $315,621,758 in U.S. Treasury bills. During the period from April 12, 2023 (inception) through December 31, 2023, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
	Level	2023
Assets:
Marketable securities held in Trust Account	1	$315,668,115

On July 18, 2023, at the Company’s Initial Public Offering, the Company recognized an over-allotment option liability which was measured at fair value. The over-allotment option was initially accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the statement of operations. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and the over-allotment option liability was derecognized in the statement of operations.

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

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Over-
allotment
liability
Fair value at April 12, 2023 (inception)	$—
Initial measurement of over-allotment option at July 18, 2023	402,224
Fair value at July 18, 2023	$402,224
Derecognition of over-allotment option liability on August 27, 2023	(402,224)
Fair value at December 31, 2023	$—

The public warrants were valued at the closing of the Initial Public Offering using a Monte Carlo simulation in a risk-neutral framework (a special case of the Income Approach). The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

July 18, 2023
Market price of public stock	$10.12
Term (years)	5.0
Risk-free rate	3.91%
Dividend yield	0.00%
Volatility	40.0%
Probability of merger	8%

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are as follows:

Name	Age	Position
Anthony G. Petrello	68	President, Chief Executive Officer, Secretary and Chairman
William J. Restrepo	64	Chief Financial Officer
Guillermo Sierra	39	Vice President-Energy Transition
Colleen Calhoun	57	Director
Stephen M. Trauber	61	Director

Anthony G. Petrello has served as our President, Chief Executive Officer, Secretary and Director since April 24, 2023 and serves as our Chairman of the board of directors following the completion of the Initial Public Offering. Mr. Petrello has served as the Chairman of the Board of Nabors since 2012 and director since 1991; Deputy Chairman of Nabors 2003—2012; President and CEO of Nabors and Nabors Industries, Inc. since 2011; President and Chief Operating Officer of Nabors and Nabors Industries, Inc. from 1991—2011. Mr. Petrello served as President, Chief Executive Officer, Secretary and Chairman of NETC I from March 2021 until the completion of NETC I’s business combination on December 18, 2023. Mr. Petrello holds a J.D. degree from Harvard Law School and B.S. and M.S. degrees in Mathematics from Yale University. Mr. Petrello also serves as a director of Hilcorp Energy Company. In 2018, Mr. Petrello was the recipient of the Offshore Energy Center Pinnacle Award, recognizing outstanding individuals who have taken today’s leading-edge tools and technologies and applied them to real world challenges.

Mr. Petrello brings an extensive and unique combination of strategic, commercial, operational and technical skills to our board of directors.

William J. Restrepo has served as our Chief Financial Officer since April 24, 2023. He has served as Chief Financial Officer of Nabors since March 2014. Mr. Restrepo served as Chief Financial Officer of NETC I from April 2021 until the completion of NETC I’s business combination on December 18, 2023. Mr. Restrepo previously served as Chief Financial Officer at Pacific Drilling S.A. from February 2011 to February 2014. He also previously served as Chief Financial Officer at Seitel from 2005 to 2009, and at Smith from 2009 to 2010 until its merger with Schlumberger Limited. Prior to that, from 1985 to 2005, Mr. Restrepo served in various senior strategic, financial and operational positions for Schlumberger Limited, including operational responsibility for all product lines in the Continental Europe and Arabian Gulf markets, as well as senior financial executive roles in Corporate Treasury and worldwide controller positions with international posts in Europe, South America and Asia. He currently serves on the board of directors of Vast Renewables Limited (NASDQ:VSTE), a concentrated solar power company, as well as on the boards of energy transition startups Quaise Energy, Inc. and Sage Geosystems Inc. Mr. Restrepo previously served on the board of directors of Reelwell AS, a Norwegian-based provider of advanced drilling technology, from 2018 to 2021, Saudi Aramco Nabors Drilling (Nabors’ joint venture with Saudi Aramco) from 2017 to 2020, C&J Energy Services Ltd. from 2015 to 2017, Probe Technology Services from 2008 to 2016, and Platinum Energy Solutions, Inc. from 2012 to 2013. Mr. Restrepo holds a B.A. in Economics and an M.B.A, both from Cornell University, as well as a B.S. in Civil Engineering from the University of Miami.

Guillermo Sierra is our Vice President—Energy Transition. Mr. Sierra has served as Vice President, Strategic Initiatives—Energy Transition at Nabors since April 24, 2021. Mr. Sierra served as Vice President – Energy Transition of NETC I from April 2021 until the completion of NETC I’s business combination on December 18, 2023. Mr. Sierra has extensive experience in energy infrastructure, venture investments, energy technology and climate technology, logistics, capital markets and M&A given his work on over 60 transactions with a combined value of over $200 billion over the last approximately 17 years through various advisory and corporate strategy roles. Mr. Sierra was a Partner at Blackline Partners from August 2019 to December 2020, serving as Executive Vice President, Head of Strategy for Blackline Midstream from August 2019 to March 2020 and in the same position for Blackline Cold Storage from March 2020 to November 2020. Mr. Sierra was not employed from December 2020 to April 2021. Prior to that, Mr. Sierra served as Managing Director, Head of North America Midstream Advisory at Macquarie Capital from September 2016 to December 2018 before taking a sabbatical from December 2018 to August 2019. Prior to Macquarie Capital, Mr. Sierra served as Senior Director, Head of MLP/Midstream M&A at Credit Suisse from July 2015 to September 2016. Mr. Sierra’s earlier experiences include positions at USD Group LLC & USD Partners (VP, Chief Strategy Officer and Head of M&A), Evercore Partners (Vice President—Energy M&A), and Barclays Capital (as a member of the Global Natural Resources Group). Mr. Sierra is currently a Senior Advisor to the Chief Executive Officer, and board observer on the board of directors, of Sage Geosystems Inc., and is also a board observer on the board of directors of Quaise Energy, Inc., Hephae Energy Technology and UCAP Power, Inc. Mr. Sierra graduated Cum Laude from the Wharton School of the University of Pennsylvania, where he received a B.S. in Economics with concentrations in Finance and Operations & Information Management.

Colleen Calhoun has been a member of our board of directors since July 2023. Ms. Calhoun has served as Operating Partner at Engine Ventures, an investment firm focusing on climate change human health and advanced systems and infrastructure, since April 2023. Ms. Calhoun served as a director of NETC I from November 2021 until the completion of NETC I’s business combination on December 18, 2023. Ms. Calhoun previously served as Vice President of Spruce Power (formerly known as XL Fleet) (NYSE: SPRU), a provider of fleet electrification solutions, and General Manager of XL Grid, a division of Spruce Power, from January 2021 to February 2023. Prior to this, Ms. Calhoun served as Founder and Principal Advisor at Helios Consulting, LLC from November 2019 to December 2020. Ms. Calhoun spent twenty-five years at GE across several roles at the company, including Chief Marketing Officer and Head of Business Development (August 2018 to October 2019) and Head of Business Development and Partnerships (January 2016 to August 2018) at GE Current, a leading provider of energy efficiency and digital productivity solutions for commercial buildings and cities, where she was instrumental in the divesture of the business from GE in 2019; Global Senior Director of Energy Ventures at GE Ventures (January 2013 to December 2015); Executive Director, Marketing, Strategy and Project Development at GE Power & Water (October 2010 to December 2012); and Managing Director, Global Growth Markets at GE Energy Financial Services (January 2006 to September 2010). Ms. Calhoun is presently a member of the board of directors at Vast Renewables Limited (NASDQ:VSTE), Quaise Energy, Inc., Via Separations and served on the board of directors of Evergreen Climate Innovations (formerly known as Clean Energy Trust) until February 2023. She also previously served on the Advisory Board at NYSERDA REV Connect. Ms. Calhoun earned her bachelor’s degree in engineering from the University of Pennsylvania and an MBA from the University of Michigan.

We believe Ms. Calhoun’s extensive background in the energy industry and leadership and management experience brings important and valuable skills to our board of directors.

Stephen M. Trauber has been a member of our board of directors since July 2023. Mr. Trauber has served as Managing Director and as the Chairman and Global Head of Energy and Clean Technology at Moelis & Company since February 2024. Mr. Trauber served as the Vice Chairman & Global Head of Energy from January 2011 to March 2021 and subsequently Vice Chairman and Global Head of Natural Resources and Clean Energy Transition of Citigroup Global Markets Inc. from March 2021 until he retired in September 2022. Mr. Trauber served as Vice Chairman and Global Head of Energy at UBS Investment Bank from 2003 to 2010. Mr. Trauber has extensive experience serving as a strategic and financial advisor to companies transacting across all subsectors of the energy industry. He has worked on many of the most significant M&A transactions in these subsectors, with a transaction volume exceeding $500 billion. He was responsible for initiating and building the Global Clean Energy Transition Team at Citigroup Global Markets Inc. while serving as the Global Head of Natural Resources and Clean Energy Transition. He also played a key role in establishing Citigroup Global Markets Inc.’s plan for decarbonizing its financed emissions. In addition, Mr. Trauber has executed many significant financings across the energy sector. Mr. Trauber began his career with Credit Suisse First Boston (1988-1995) and subsequently managed Morgan Stanley’s Energy Group in Houston (1995-2003). Mr. Trauber has served on the Board of Directors of NEXT Renewable Fuels, Inc. since April 2023 and is presently a member of the board of directors at Odyssey Trust Co., Global Technology Inc., Global Geophysical and New ASEAN Energy. Mr. Trauber received his BA in Economics and Managerial Studies from Rice University in 1984. He was an Austin Scholar and earned his MBA from the J. L. Kellogg Graduate School of Management at Northwestern University in 1988.

We believe Mr. Trauber’s extensive background in strategic advisory, mergers and acquisitions, private and public capital markets finance and investing as well as advising clients with investor relations, environmental, social and corporate governance and risk management in the energy industry brings important and valuable skills to our board of directors.

Number and Terms of Office of Officers and Directors

We have three directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors elected prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Colleen Calhoun, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Stephen M. Trauber, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Anthony G. Petrello, will expire at the third annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination.

Holders of our Class F ordinary shares have the right to appoint and remove all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a majority of at least 90% of our ordinary shares voting at a general meeting.

Approval of our initial business combination will require the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our sponsor.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has one standing committee: an audit committee. Because we are a “controlled company” under the applicable Nasdaq rules, we are not required to have a compensation committee composed of independent directors. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. The charter of the audit committee is be available on our website.

Audit Committee

We have established an audit committee of the board of directors. Colleen Calhoun and Stephen M. Trauber serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Each of Colleen Calhoun and Stephen M. Trauber are independent. Because we listed our securities on Nasdaq in connection with our initial public offering, we have one year from the effective date of the registration statement to have our audit committee be comprised solely of independent members. We intend to identify one additional independent director to serve on the audit committee within one year of the effective date of the registration statement. We expect such additional director to enter into a letter agreement substantially similar to the letter agreement signed by our sponsor, officers and directors.

Stephen M. Trauber serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Stephen M. Trauber qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of any independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by any independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with our independent registered public accounting firm all relationships our auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of our independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from our independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, our independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our independent directors will recommend to the board of directors candidates for nomination for election at the annual general meeting of the shareholders. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting of shareholders (or, if applicable, an extraordinary general meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You are able to review this document on our website, www.nabors-etcorp.com. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website, www.nabors-etcorp.com.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to not improperly fetter the exercise of future discretion;
●	duty to exercise authority for the purpose for which it is conferred;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Nabors and its affiliates may compete with us for acquisition opportunities. If these entities or companies decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Nabors may be suitable for both us and for Nabors and may be directed to Nabors rather than to us. Neither Nabors nor members of our board of directors or management team who are also directors, officers or employees of Nabors have any obligation to present us with any opportunity for a potential business combination of which they become aware. Nabors and/or our board of directors and management, in their capacities as officers or directors of Nabors or in their other endeavors, may be required to present potential business combinations to the related entities described above, current or future affiliates of Nabors or third parties before they present such opportunities to us.

Notwithstanding the foregoing, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with any such fund or other investment vehicle. Such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such fund or vehicle.

Each of our officers and directors presently has, and any of our officers and directors in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. For example, certain of our officers and directors currently serve in similar roles for Nabors, a Bermuda exempted company the ordinary shares of which trade on the NYSE under the symbol “NBR.” Each such officer and director owes certain duties to Nabors under applicable Bermuda laws. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such opportunity to such other entity, subject to his or her fiduciary duties under applicable law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, Nabors or its affiliates may sponsor other blank check companies similar to us during the period in which we are seeking an initial business combination, and members of our management team and directors may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. We believe that potential conflicts with Nabors are naturally mitigated by the differing nature of the investments Nabors would typically consider most suitable to its existing businesses and the types of transactions we expect to find most attractive based on target sector, transaction size, capital structure and other factors.

We may also pursue an Affiliated Joint Acquisition opportunity with an entity to which Nabors, an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by making a specified future issuance of equity or equity-linked securities to any such entity. Our amended and restated memorandum and articles of association provides that: (i) no individual serving as a director or an officer will have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any of our directors or officers on the one hand, and us, on the other hand. See “Risk Factors—Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.”

Potential investors should also be aware of the following other potential conflicts of interest:

●	none of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are then affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	our officers and directors directly or indirectly own founder shares and private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination.
●	the low price of $25,000, or $0.003 per share, that the initial shareholders paid for 8,625,000 founder shares creates an incentive whereby the initial shareholders could potentially make a substantial profit even if the Company selects an acquisition target that subsequently declines in value and is unprofitable for public investors. In connection with the consummation the Initial Public Offering, our sponsor forfeited 100,000 founder shares and an aggregate of 100,000 founder shares were issued to our independent director at their original issue price.
●	in the event the Company does not consummate a business combination within 24 months from the closing of the Initial Public Offering, the founder shares and warrants will expire worthless which could create an incentive for the Company’s officers and directors to complete a transaction even if the Company selects an acquisition target that subsequently declines in value and is unprofitable for public investors.
●	our sponsor, officers and directors will lose their entire investment in us and will not be reimbursed for any loans extended, fees due or out-of-pocket expense if we do not complete an initial business combination, including the overfunding loans which may only be repaid if there are funds available outside the trust account if we do not complete an initial business combination.
●	the Class F ordinary shares will automatically convert into Class B ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, and prior to and following our initial business combination, each Class B ordinary share will be convertible, at the option of the holder, into one Class A ordinary share, in each case subject to adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities convertible or exercisable for Class A ordinary shares are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares or Class B ordinary shares, as applicable, will be adjusted so that the number of Class A ordinary shares or Class B ordinary shares, as applicable, issuable upon conversion thereof will equal, in the aggregate, 20% of the sum of our ordinary shares outstanding upon completion of the Initial Public Offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination, any private placement warrants issued to our sponsor or its affiliates upon conversion of working capital loans made to us and the overfunding loans.
●	our sponsor, officers and directors will not be entitled to redemption rights with respect to any founder shares or any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors will not be entitled to rights to liquidating distributions with respect to any founder shares held by them if we fail to consummate our initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, after the closing of the Initial Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire without value to the holder. Furthermore, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, (i) the reported last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The private warrantholders have agreed not to transfer, assign or sell any of the private placement warrants (including the Class A ordinary shares issuable upon exercise of such warrants) until 30 days after the date we complete our initial business combination, other than pursuant to limited exceptions. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our sponsor, officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Anthony G. Petrello	Nabors Industries Ltd.	Oilfield Services	Chairman, President, Chief Executive Officer and Director
	Greens Road Energy II LLC	Energy Services	Sole Managing Member
	Hilcorp Energy Company	Energy	Director
William J. Restrepo	Nabors Industries Ltd.	Oilfield Services	Chief Financial Officer
	Vast Renewables Limited	Renewable Energy	Director
Guillermo Sierra	Nabors Industries Ltd.	Oilfield Services	Vice President-Strategic Initiatives, Energy Transition
Colleen Calhoun	The Engine	Investments	Operating Partner
	Quaise, Inc.	Geothermal Energy	Director
	Vast Renewables Limited	Renewable Energy	Director
Stephen M. Trauber	NEXT Renewable Fuels, Inc.	Biofuels	Director
	Moelis & Company	Investment	Managing Director and Chairman and Global Head of Energy and Clean Technology

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the Company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we reimburse our sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support made available to us.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law. Our initial shareholders have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our ordinary shares must report their initial ownership of our ordinary shares and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. Based on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for the fiscal year ended December 31, 2023, were complied with by each person who at any time during the fiscal year was a director or an executive officer or held more than 10% of our ordinary shares.

Item 11. Executive Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we have agreed to reimburse our sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support made available to us. In addition, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Any payments made to our sponsor, officers or directors, or to our or their affiliates, prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Party Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 27, 2024:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our named executive officers and directors that beneficially owns ordinary shares; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants.

Name and Address of Beneficial Owner (1)
	Number of
	Shares	Approximate
	Beneficially	Outstanding
	Owned	Ordinary Shares
Nabors Energy Transition Sponsor II LLC (our sponsor)(2)(3)	7,525,000	19.7%
Wealthspring Capital LLC (4)	3,250,848	8.5%
HCG Investment Management Inc. (5)	2,702,996	7.1%
Anthony G. Petrello (2)(3)	7,525,000	19.7%
William J. Restrepo (3)	1,000	*
Guillermo Sierra (3)	—	—
Colleen Calhoun (2)	50,000	*
Stephen M. Trauber (2)(3)	50,000	*
All executive officers and directors as a group (5 individuals)	7,626,000	20.0%
*	Less than one percent.
(1)	This table is based on 38,125,000 ordinary shares outstanding at March 27, 2024, of which 30,500,000 were Class A ordinary shares and 7,625,000 were Class F ordinary shares. Unless otherwise noted, the business address of each of the following entities or individuals is 515 West Greens Road, Suite 1200, Houston, Texas 77067.
(2)	Interests shown consist solely of founder shares, classified as Class F ordinary shares. Such shares will automatically convert into Class B ordinary shares at the time of our initial business combination on a one-for-one basis, or earlier at the option of the holder, subject to forfeiture. Prior to and following our initial business combination, each Class B ordinary share will be convertible, at the option of the holder, into one of our Class A ordinary shares, subject to adjustment.
(3)	Nabors Energy Transition Sponsor II LLC is the record owner of the shares reported herein. Nabors Energy Transition Sponsor II LLC is a Cayman Islands limited liability company and affiliate of Nabors. Our sponsor is managed by Nabors Corporate Services, Inc., a Delaware corporation and a wholly owned subsidiary of Nabors, and owned by Nabors Lux and Greens Road Energy II LLC, a Cayman Islands limited liability company. Greens Road Energy II LLC is controlled by Anthony G. Petrello, our President, Chief Executive Officer, Secretary and Chairman and the Chairman, President Chief Executive Officer and director of Nabors. Greens Road Energy II LLC is owned primarily by certain members of our management team, including Anthony G. Petrello, William J. Restrepo, our Chief Financial Officer, and Guillermo Sierra, our Vice President—Energy Transition, and Stephen M. Trauber, our independent director. Each of Anthony G. Petrello, William J. Restrepo, Guillermo Sierra and Stephen M. Trauber disclaim any beneficial ownership of securities held by Nabors Energy Transition Sponsor II LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(4)	According to Schedule 13G filed with the SEC on January 10, 2024 on behalf of Wealthspring Capital LLC, a Delaware limited liability company (“Wealthspring”), and Matthew Simpson, a U.S. citizen and manager of Wealthspring, each of Wealthspring and Matthew Simpson may be deemed to beneficially own the shares reported herein. The business address for Wealthspring and Matthew Simpson is 2 Westchester Park Drive, Suite 108, West Harrison NY 10604.
(5)	According to Schedule 13G filed with the SEC on February 14, 2024 on behalf of HGC Investment Management Inc., a company incorporated under the laws of Canada (“HGC”), HGC serves as the investment manager to The HGC Fund LP, an Ontario limited partnership (the “Fund”), with respect to the Class A ordinary shares held by HGC on behalf of the Fund. The business address of HGC is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On April 24, 2023, our sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in exchange for issuance of 5,750,000 Class F ordinary shares. On June 16, 2023, the Company issued 2,875,000 additional founder shares to our sponsor in connection with a share capitalization, resulting in our sponsor holding an aggregate of 8,625,000 founder shares, for approximately $0.003 per share. In connection with the Initial Public Offering, our sponsor forfeited a total of 100,000 founder shares and 50,000 founder shares were issued to each of our independent directors. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 units expired and 1,000,000 Class F ordinary shares were forfeited, resulting in our sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Class F ordinary shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 9,540,000 private placement warrants, at a price of $1.00 per private placement warrant, generating gross proceeds of approximately $9.5 million.

Related Party Loans

On April 24, 2023, an affiliate of our sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due on the earlier of (i) October 21, 2023 and (ii) the consummation of the Initial Public Offering. The Company repaid the Note from the proceeds of the Initial Public Offering not being placed in the trust account. The Company borrowed $217,553 under the Note and the Note was repaid on September 11, 2023. Borrowings under the Note are no longer available.

In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Overfunding Convertible Notes – Related Party

On July 18, 2023, concurrently with the closing of the Initial Public Offering, direct or indirect owners of our sponsor loaned the Company a total of $3,050,000, and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000 as of the closing of the Initial Public Offering at no interest. The overfunding loans will be repaid upon the closing of an initial business combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at our sponsor’s discretion, which warrants will be identical to the private placement warrants. The overfunding loans were extended in order to ensure that the amount in the trust account is $10.10 per public share at the closing of the Initial Public Offering. If the Company does not complete an initial business combination, the Company will not repay the overfunding loans from amounts held in the trust account, and the trust account proceeds will be distributed to the Company’s public shareholders, subject to the limitations described herein; however, the Company may repay the overfunding loans if there are funds available outside the trust account to do so. As of December 31, 2023, there is $3,050,000 outstanding under the overfunding loans.

Administrative Support Agreement

The Company entered into an agreement which provides that, commencing on July 14, 2023 through the earlier of consummation of an initial business combination and the Company’s liquidation, the Company will reimburse our sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. For the period from April 12, 2023 (inception) through December 31, 2023, the Company incurred $82,500 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combination targets. Any such payments prior to an initial business combination will be made using funds held outside the trust account.

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans and the overfunding loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and the overfunding loans and upon conversion of the founder shares) and any Class A ordinary shares held by our initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with our initial business combination, are entitled to registration rights pursuant to a registration rights agreement, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities, having a value of at least $25 million in the aggregate, are entitled to make up to three demands that we offer such securities in an underwritten offering. These holders also have certain “piggy-back” registration rights with respect to certain underwritten offerings we may conduct. We will bear the expenses incurred in connection with registering these securities.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. However, as a “controlled company” we are not obligated to comply with this listing requirement and we may elect not to comply with this requirement. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Colleen Calhoun and Stephen M. Trauber are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our Form 8-K financial statements and other required filings with the SEC during the period from April 12, 2023 (inception) through December 31, 2023 totaled $76,440. This amount include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards during the period from April 12, 2023 (inception) through December 31, 2023.

Tax Fees. During the period from April 12, 2023 (inception) through December 31, 2023, Withum did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from April 12, 2023 (inception) through December 31, 2023, Withum did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

3.1

Amended & Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

4.1

Private Warrant Agreement, dated July 13, 2023, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

4.2

Public Warrant Agreement, dated July 13, 2023, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

4.3*	Description of Securities of Nabors Energy Transition Corp. II
4.4	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
4.5	Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
4.6	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
4.7	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
10.1

Letter Agreement, dated July 13, 2023, among the Company, its officers and directors, the Sponsor, Nabors Lux 2 S.a.r.l. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

10.2

Investment Management Trust Agreement, dated July 13, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 19, 2023).

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

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-272810) filed with the SEC on June 21, 2023).
10.7	Form of Promissory Note (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-272810) filed with the SEC on June 21, 2023).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer.
32.1*

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and William Restrepo, Chief Financial Officer.

97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Identifies management contracts and compensatory plans or arrangements
#	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS ENERGY TRANSITION CORPORATION II

By:	/s/ Anthony G. Petrello
Date: March 27, 2024
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony G. Petrello and William Restrepo and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony G. Petrello	Chief Executive Officer	March 27, 2024
Anthony G. Petrello	(Principal Executive Officer)

/s/William Restrepo	Chief Financial Officer	March 27, 2024
William Restrepo	(Principal Financial and Accounting Officer)

/s/ Colleen Calhoun	Director	March 27, 2024
Colleen Calhoun

/s/ Stephen M. Trauber	Director	March 27, 2024
Stephen M. Trauber