Form 10-Q
period 2024-03-31
Nabors Energy Transition Corp. II
filed 2024-05-14
CIK 1975218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, there were 30,500,000 Class A ordinary shares, par value $0.0001 per share, 0 Class B ordinary shares, par value $0.0001 per share, and 7,625,000 Class F ordinary shares, par value $0.0001 per share, issued and outstanding.

NABORS ENERGY TRANSITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash	$1,935,784	$1,984,344
Prepaid expenses	2,500	8,539
Short-term prepaid insurance	239,649	239,649
Total Current Assets	2,177,933	2,232,532

Long-term prepaid insurance	70,563	130,475
Marketable securities held in Trust Account	319,730,485	315,668,115
Total Assets	$321,978,981	$318,031,122

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$179,894	$120,904
Accrued offering costs	75,000	75,000
Total current liabilities	254,894	195,904

Overfunding convertible notes – related parties	3,050,000	3,050,000
Deferred legal fees	435,661	343,684
Deferred underwriting fee payable	10,675,000	10,675,000
Total Liabilities	14,415,555	14,264,588

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 30,500,000 shares at redemption value of $10.48 and $10.35 per share as of March 31, 2024 and December 31, 2023, respectively	319,730,485	315,668,115

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 30,500,000 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,625,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023(1)	763	763
Additional paid-in capital	—	—
Accumulated deficit	(12,167,822)	(11,902,344)
Total Shareholders’ Deficit	(12,167,059)	(11,901,581)
Total Liabilities and Shareholders’ Deficit	$321,978,981	$318,031,122
(1)

On June 16, 2023, the Company issued an additional 2,875,000 Class F ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Class F ordinary shares. All share and per share presentations have been retroactively restated. On July 18, 2023, the underwriters purchased 500,000 Units subject to the over-allotment option. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and 1,000,000 Founder Shares were forfeited, resulting in the Sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Founder Shares (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

General and administrative expenses	$265,478
Loss from operations	(265,478)

Other income:
Interest earned on marketable securities held in Trust Account	4,062,370
Total other income	4,062,370

Net income	$3,796,892

Basic and diluted weighted average shares outstanding, Class A ordinary shares	30,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.10

Basic and diluted weighted average shares outstanding, Class F ordinary shares	7,625,000

Basic and diluted net income per share, Class F ordinary shares	$0.10

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	—	$—	—	$—	7,625,000	$763	$—	$(11,902,344)	$(11,901,581)
Accretion of Class A ordinary shares subject to possible redemption (unaudited)	—	—	—	—	—	—	—	(4,062,370)	(4,062,370)
Net income (unaudited)	—	—	—	—	—	—	—	3,796,892	3,796,892
Balance – March 31, 2024 (unaudited)	—	$—	—	$—	7,625,000	$763	$—	$(12,167,822)	$(12,167,059)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,796,892
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,062,370)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,039
Long-term prepaid insurance	59,912
Accounts payable and accrued expenses	58,990
Deferred legal fee payable	91,977
Net cash used in operating activities	(48,560)

Net Change in Cash	(48,560)
Cash – Beginning of period	1,984,344
Cash – End of period	$1,935,784

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not yet commenced operations. All activity for the period from April 12, 2023 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income in the form of interest income on permitted investments and cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On April 24, 2023, Nabors Energy Transition Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”), paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 Class F ordinary shares, par value $0.0001 per share (the “Founder Shares”). On June 16, 2023, the Company issued 2,875,000 additional Founder Shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares, for approximately $0.003 per share. On August 27, 2023, the remainder of the over - allotment option to purchase 4,000,000 Units expired and 1,000,000 Founder Shares were forfeited, resulting in the Sponsor and the Company's independent directors holding an aggregate of 7,625,000 Founder Shares.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

Liquidity

As of March 31, 2024, the Company had $1,935,784 in the operating bank account and a working capital of $1,923,039. Until the consummation a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently maintains sufficient liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,935,784 and $1,984,344 in cash and no cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Marketable Securities in Trust Account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the condensed statement of operations. For the three months ended March 31, 2024, the Company did not withdraw any interest earned on the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants), and as such, the initial carrying values of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

At March 31, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from Public Shareholders	$305,000,000
Less:
Proceeds allocated to Public Warrants	(3,507,500)
Proceeds allocated to the over-allotment option	(402,224)
Class A ordinary shares issuance costs	(17,700,174)
Plus:
Accretion of carrying value to redemption value	32,278,013
Class A ordinary shares subject to possible redemption, December 31, 2023	315,668,115
Plus:
Accretion of carrying value to redemption value	4,062,370
Class A ordinary shares subject to possible redemption, March 31, 2024	$319,730,485

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement, and any warrants issued in connection with the related party convertible promissory note, since the exercise of the warrants and the conversion of the related party convertible promissory note is contingent upon the occurrence of future events. The warrants are exercisable to purchase 24,790,000 Class A ordinary shares in the aggregate 30 days after the completion of a Business Combination. The related party convertible promissory note is convertible into 3,050,000 warrants upon the closing of a Business Combination. As of March 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2024
	Class A	Class B	Class F
Basic and Diluted net income per ordinary share
Numerator:
Allocation of net income	$3,037,514	$—	$759,378
Denominator:
Basic and Diluted weighted average shares outstanding	30,500,000	—	7,625,000
Basic and Diluted net income per ordinary share	$0.10	$—	$0.10

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

MARCH 31, 2024

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on April 12, 2023. The adoption of ASU 2016-13 did not have a material impact on its unaudited condensed financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of April 12, 2023 (inception). There was no effect to the Company’s presented unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 13, 2023, the Sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in exchange for issuance of 5,750,000 Class F ordinary shares, which were issued on April 24, 2023. On June 16, 2023, the Company issued 2,875,000 additional Founder Shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Founder Shares, for approximately $0.003 per share. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and 1,000,000 Founder Shares were forfeited, resulting in the Sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Founder Shares.

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

On July 13, 2023, the Company, the Sponsor and the Company’s two independent directors entered into securities agreements in which the Sponsor forfeited 100,000 Class F ordinary shares and in turn the Company issued the same number of Class F ordinary shares to the Company’s two independent directors (50,000 Class F ordinary shares to each director). The 100,000 Class F ordinary shares are subject to forfeiture if the independent directors are removed or resigns from the Company’s board of directors before the Company’s initial Business Combination. The forfeiture of the Founder Shares by the Sponsor, and subsequent issuance of the Founder Shares by the Company to the Company’s independent directors, is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has estimated that the fair value of the Founder Shares granted to the Company’s independent directors on July 13, 2023 was approximately $59,000 using the Black - Scholes option - pricing model with the following assumptions: (1) risk - free rate of 3.91%, (2) liquidation value of $10.12, and (3) present value factor of 0.97.The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial Business Combination). Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of March 31, 2024, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of the Class F ordinary shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class F ordinary shares. A total of $290 was received on July 13, 2023.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Overfunding Convertible Notes – Related Party

On July 18, 2023, concurrently with the closing of the Initial Public Offering, direct or indirect owners of the Sponsor loaned the Company a total of $3,050,000,and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000 as of the closing of the Initial Public Offering at no interest (the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans were extended in order to ensure that the amount in the Trust Account is $10.10 per public share at the closing of the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders, subject to the limitations described herein; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options,” and the notes did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” At March 31, 2024 and December 31, 2023, there is $3,050,000 outstanding under the Overfunding Loans.

Administrative Support Agreement

The Company entered into an agreement which provides that, commencing on July 14, 2023 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. For the three months ended March 31, 2024, the Company incurred $45,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheets. Accrued expenses under this agreement total $127,500 and $82,500 as of March 31, 2024 and December 31, 2023, respectively.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

Deferred Legal Fees

As of March 31, 2024 and December 31, 2023, the Company had a total of $435,661 and $343,684 of deferred legal fees, respectively, of which $250,000 is related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is classified as a non-current liability in the accompanying condensed balance sheets as of March 31, 2024 and December 31, 2023.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Middle East and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no Class A ordinary shares issued or outstanding, excluding 30,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were no Class B ordinary shares issued or outstanding.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

Warrants — At March 31, 2024,there are 24,790,000 warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). While the Company has registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act as part of the registration statement for the Company’s Initial Public Offering, the Company does not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post- effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2024, assets held in the Trust Account were comprised of $904 in money market funds and $319,729,581 in U.S. Treasury bills. During the period from April 12, 2023 (inception) through March 31, 2024, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2023, assets held in the Trust Account were comprised of $46,357 in money market funds and $315,621,758 in U.S. Treasury bills.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account	1	$319,730,485	$315,668,115

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

Overview

We are a blank check company incorporated in the Cayman Islands on April 12, 2023, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “initial business combination”). We intend to effectuate our initial business combination using cash derived from the proceeds of the Initial Public Offering of 30,500,000 units, the sale of the 9,540,000 warrants sold in a private placement to the direct or indirect owners of our sponsor and the overfunding loans, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 12, 2023 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues prior to the completion of our initial business combination at the earliest. Following our Initial Public Offering, we generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net income of $3,796,892, which consists of interest income on marketable securities held in the trust account of $4,062,370, offset by operating costs of $265,478.

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

For the three months ended March 31, 2024, cash used in operating activities was $48,560. Net income of $3,796,892 was affected by interest earned on marketable securities held in the trust account of $4,062,370. Changes in operating assets and liabilities provided $216,918 of cash for operating activities.

As of March 31, 2024, we had marketable securities held in the trust account of $319,730,485 (including $11,680,485 of interest income) substantially consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $1,935,784. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Marketable Securities in Trust Account

Substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. We account for marketable securities as trading securities under ASC 320, “Investments—Debt and Equity Securities”, where securities are presented at fair value on the balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the statement of operations. As of March 31, 2024 and December 31, 2023, the fair value of marketable securities held in Trust Account amounts to $319,730,485 and $315,668,115, respectively.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Form on Form 10-K filed with the SEC on March 27, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Form on Form 10-K filed with the SEC on March 27, 2024, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the quarterly period ended March 30, 2024.

In connection with the Public Offering, sale of the Private Placement Warrants and the Overfunding Loan, we generated gross proceeds of $317,590,000. Of the gross proceeds, a total of $308,050,000, including $10,675,000 of deferred underwriting discounts and commissions was placed in the Trust Account. The net proceeds from the Initial Public Offering, sale of the Private Placement Warrants and the Overfunding Loan may be invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of $6,100,000 in underwriting discounts and commissions and incurred approximately $1,191,142 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $10,675,000 in underwriting discounts and commissions.

There has been no material change in the planned use of the proceeds from the Public Offering and certain of the proceeds from the sale of the Private Placement Warrants and the Overfunding Loan as is described in the Company’s final prospectus related to the Public Offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.
(b)	None.
(c)	None of our directors or executive officers adopted or terminated a Rule 10b5 - 1 trading arrangement or a non - Rule 10b5 - 1 trading arrangement (as defined in Item 408 (c) of Regulation S - K) during the quarterly period covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
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

NABORS ENERGY TRANSITION CORP. II

Date: May 14, 2024	By:	/s/ ANTHONY G. PETRELLO
	Name:	Anthony G. Petrello
	Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ WILLIAM RESTREPO
	Name:	William Restrepo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)