Form 10-Q
period 2024-06-30
Nabors Energy Transition Corp. II
filed 2024-08-14
CIK 1975218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 30,500,000 Class A ordinary shares, par value $0.0001 per share, 0 Class B ordinary shares, par value $0.0001 per share, and 7,625,000 Class F ordinary shares, par value $0.0001 per share, issued and outstanding.

NABORS ENERGY TRANSITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	1
Condensed Statements of Operations for the three and six months ended June 30, 2024 and for the period from April 12, 2023 (inception) through June 30, 2023 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and six months ended June 30, 2024 and for the period from April 12, 2023 (inception) through June 30, 2023 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended June 30, 2024 and for the period from April 12, 2023 (inception) through June 30, 2023 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash	$1,781,929	$1,984,344
Prepaid expenses	41,650	8,539
Short-term prepaid insurance	239,649	239,649
Total Current Assets	2,063,228	2,232,532

Long-term prepaid insurance	10,651	130,475
Marketable securities held in Trust Account	323,562,499	315,668,115
Total Assets	$325,636,378	$318,031,122

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$191,648	$120,904
Accrued offering costs	75,000	75,000
Total current liabilities	266,648	195,904

Overfunding convertible notes – related parties	3,050,000	3,050,000
Deferred legal fees	509,285	343,684
Deferred underwriting fee payable	10,675,000	10,675,000
Total Liabilities	14,500,933	14,264,588

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 30,500,000 shares at redemption value of $10.61 and $10.35 per share as of June 30, 2024 and December 31, 2023, respectively	323,562,499	315,668,115

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 30,500,000 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,625,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023(1)	763	763
Additional paid-in capital	—	—
Accumulated deficit	(12,427,817)	(11,902,344)
Total Shareholders’ Deficit	(12,427,054)	(11,901,581)
Total Liabilities and Shareholders’ Deficit	$325,636,378	$318,031,122

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period
			from April 12,
	For the Three	For the Six	2023
	Months Ended	Months	(Inception)
	June 30,	Ended June 30,	through June 30,
	2024	2024	2023
General and administrative expenses	$259,995	$525,473	$7,427
Loss from operations	(259,995)	(525,473)	(7,427)

Other income:
Interest earned on marketable securities held in Trust Account	3,832,014	7,894,384	—
Total other income	3,832,014	7,894,384	—
Net income (loss)	$3,572,019	$7,368,911	$(7,427)

Basic and Diluted weighted average shares outstanding, Class A ordinary shares	30,500,000	30,500,000	—

Basic and Diluted net income per share, Class A ordinary shares	$0.09	$0.19	$—

Basic and Diluted weighted average shares outstanding, Class F ordinary shares(1)	7,625,000	7,625,000	6,360,759

Basic and Diluted net income per share, Class F ordinary shares	$0.09	$0.19	$(0.00)
(1)	As of June 30, 2023, includes up to 1,125,000 Class F ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters within the 45-day over-allotment period. The underwriters purchased 500,000 Units subject to the over-allotment option on July 18, 2023, and the remainder of the over-allotment option to purchase 4,000,000 Units expired on August 27, 2023. The related 1,000,000 Class F ordinary shares were forfeited, resulting in the Sponsor and the Company’s then-appointed independent directors holding an aggregate of 7,625,000 Class F ordinary shares (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	—	$—	—	$—	7,625,000	$763	$—	$(11,902,344)	$(11,901,581)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(4,062,370)	(4,062,370)
Net income	—	—	—	—	—	—	—	3,796,892	3,796,892
Balance – March 31, 2024	—	$—	—	$—	7,625,000	$763	$—	$(12,167,822)	$(12,167,059)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(3,832,014)	(3,832,014)
Net income	—	—	—	—	—	—	—	3,572,019	3,572,019
Balance – June 30, 2024	—	$—	—	$—	7,625,000	$763	$—	$(12,427,817)	$(12,427,054)

FOR THE PERIOD FROM APRIL 12, 2023 (INCEPTION) THROUGH JUNE 30, 2023

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 12, 2023	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class F ordinary shares to Sponsor	—	—	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	—	—	(7,427)	(7,427)
Balance – June 30, 2023(1)	—	$—	—	$—	8,625,000	$863	$24,137	$(7,427)	$17,573
(1)	This number includes up to 1,125,000 Class F ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters within the 45-day over-allotment period. The underwriters purchased 500,000 Units subject to the over-allotment option on July 18, 2023, and the remainder of the over-allotment option to purchase 4,000,000 Units expired on August 27, 2023. The related 1,000,000 Class F ordinary shares were forfeited, resulting in the Sponsor and the Company’s then-appointed independent directors holding an aggregate of 7,625,000 Class F ordinary shares (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The	For The Period
	Six Months	from April 12,
	Ended	2023 (Inception)
	June 30,	through June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$7,368,911	$(7,427)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through issuance of Class F ordinary shares	—	1,015
Interest earned on marketable securities held in Trust Account	(7,894,384)	—
Changes in operating assets and liabilities:
Prepaid expenses	(33,111)	—
Long-term prepaid insurance	119,824	—
Accounts payable and accrued expenses	70,744	6,412
Deferred legal fee payable	165,601	—
Net cash used in operating activities	(202,415)	—

Net Change in Cash	(202,415)	—
Cash – Beginning of period	1,984,344	—
Cash – End of period	$1,781,929	$—

Non-Cash investing and financing activities:
Deferred offering costs paid through promissory note- related party	$—	$158,006
Deferred offering costs included in accrued offering costs	$—	$575,342
Deferred legal fees recorded in offering costs	$—	$250,000
Deferred offering costs paid by Sponsor in exchange for Class F ordinary shares	$—	$23,985

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not yet commenced operations. All activity for the period from April 12, 2023 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income in the form of interest income on permitted investments and cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

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

JUNE 30, 2024

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

Going Concern Consideration

As of June 30, 2024, the Company had $1,781,929 in the operating bank account and a working capital of $1,796,580. Until the consummation a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an Initial Business Combination by July 18, 2025, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an Initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 18, 2025.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2024. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,781,929 and $1,984,344 in cash and no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Marketable Securities in Trust Account

At June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s marketable securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the condensed statement of operations. For the three and six months ended June 30, 2024, the Company did not withdraw any interest earned on the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants), and as such, the initial carrying values of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

At June 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from Public Shareholders	$305,000,000
Less:
Proceeds allocated to Public Warrants	(3,507,500)
Proceeds allocated to the over-allotment option	(402,224)
Class A ordinary shares issuance costs	(17,700,174)
Plus:
Accretion of carrying value to redemption value	32,278,013
Class A ordinary shares subject to possible redemption, December 31, 2023	315,668,115
Plus:
Accretion of carrying value to redemption value	7,894,384
Class A ordinary shares subject to possible redemption, June 30, 2024	$323,562,499

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has three classes of ordinary shares, which are referred to as Class A ordinary shares, Class B ordinary shares, and Class F ordinary shares. Income and losses are shared pro rata between the three classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, the three classes of ordinary shares share pro rata in the income of the Company. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement, and any warrants issued in connection with the related party convertible promissory note, since the exercise of the warrants and the conversion of the related party convertible promissory note is contingent upon the occurrence of future events. The warrants are exercisable to purchase 24,790,000 Class A ordinary shares in the aggregate 30 days after the completion of a Business Combination. The related party convertible promissory note is convertible into 3,050,000 warrants upon the closing of a Business Combination. As of June 30, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

							For The Period from April 12,
	For the Three Months Ended			For the Six Months Ended June 30,			2023 (Inception) Through
	June 30, 2024			2024			June 30, 2023
	Class A	Class B	Class F	Class A	Class B	Class F	Class A		Class B	Class F
Basic and Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$2,857,615	$—	$714,404	$5,895,129	$—	$1,473,782	$	―	$—	$(7,427)
Denominator:
Basic and Diluted weighted average shares outstanding	30,500,000	—	7,625,000	30,500,000	—	7,625,000		―	—	6,360,759
Basic and Diluted net income (loss) per ordinary share	$0.09	$—	$0.09	$0.19	$—	$0.19	$	―	$—	$(0.00)

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

On July 13, 2023, the Company, the Sponsor and the Company’s two independent directors entered into securities agreements in which the Sponsor forfeited 100,000 Class F ordinary shares and in turn the Company issued the same number of Class F ordinary shares to the Company’s two independent directors (50,000 Class F ordinary shares to each director). On June 25, 2024, the Company appointed a third independent director to its board of directors. In connection with such appointment, the Sponsor transferred 50,000 Class F ordinary shares held by the Sponsor to the newly appointed independent director. The 150,000 total Class F ordinary shares held by the independent directors are subject to forfeiture if the independent directors are removed or resigns from the Company’s board of directors before the Company’s initial Business Combination. The forfeiture of the Founder Shares by the Sponsor, and subsequent issuance of the Founder Shares by the Company to the Company’s initial two independent directors and the transfer of Founder Shares by the Sponsor to the third independent director, is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has estimated that the fair value of the Founder Shares granted to the Company’s independent directors on July 13, 2023 and June 25, 2024, were approximately $59,000 and $31,664, respectively, using the Black - Scholes option - pricing model. The following assumptions were used in the valuation of Founder Shares issued and transferred, as applicable, to the independent directors on July 13, 2023 and June 25, 2024, respectively: (1) risk - free rate of 3.91% and 5.10%, (2) market price of $10.12 and $10.55, and (3) present value factor of 0.97 and 1.00. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial Business Combination). Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of June 30, 2024, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of the Class F ordinary shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class F ordinary shares. A total of $290 and $0 was received by the Company on July 13, 2023 and June 25, 2024, respectively.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Overfunding Convertible Notes – Related Party

On July 18, 2023, concurrently with the closing of the Initial Public Offering, direct or indirect owners of the Sponsor loaned the Company a total of $3,050,000,and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000 as of the closing of the Initial Public Offering at no interest (the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans were extended in order to ensure that the amount in the Trust Account is $10.10 per public share at the closing of the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders, subject to the limitations described herein; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options,” and the notes did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” At June 30, 2024 and December 31, 2023, there is $3,050,000 outstanding under the Overfunding Loans.

Administrative Support Agreement

The Company entered into an agreement which provides that, commencing on July 14, 2023 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. For the three and six months ended June 30, 2024, the Company incurred $45,000 and $90,000 in fees for these services, respectively, of which such amount is included in accrued expenses in the accompanying condensed balance sheets. Accrued expenses under this agreement total $172,500 and $82,500 as of June 30, 2024 and December 31, 2023, respectively.

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

JUNE 30, 2024

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

Deferred Legal Fees

As of June 30, 2024 and December 31, 2023, the Company had a total of $509,285 and $343,684 of deferred legal fees, respectively, of which $250,000 is related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is classified as a non-current liability in the accompanying condensed balance sheets as of June 30, 2024 and December 31, 2023.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Middle East and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no Class A ordinary shares issued or outstanding, excluding 30,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were no Class B ordinary shares issued or outstanding.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Class F Ordinary Shares — The Company is authorized to issue 50,000,000 Class F ordinary shares with a par value of $0.0001 per share. On April 24, 2023, the Company issued 5,750,000 Class F ordinary shares to the Sponsor. On June 16, 2023, the Company issued 2,875,000 additional Class F ordinary shares to the Sponsor in connection with a share capitalization, resulting in the Sponsor holding an aggregate of 8,625,000 Class F ordinary shares, for approximately $0.003 per share. On July 13, 2023, the Sponsor forfeited an aggregate of 100,000 Class F ordinary shares and the Company issued an aggregate of 100,000 Class F ordinary shares to the Company’s independent directors, resulting in the Sponsor holding an aggregate of 8,525,000 Class F ordinary shares. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and 1,000,000 Class F ordinary shares were forfeited, resulting in the Sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Class F ordinary shares. On June 25, 2024, the Sponsor transferred 50,000 Class F ordinary shares to the Company’s newly appointed director.

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

Warrants — At June 30, 2024, there are 24,790,000 warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). While the Company has registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act as part of the registration statement for the Company’s Initial Public Offering, the Company does not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post- effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective, and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period or the company has elected to require exercise of the warrants on a cashless basis. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

At June 30, 2024, assets held in the Trust Account were comprised of $159 in cash and $323,562,340 in U.S. Treasury bills. During the period from April 12, 2023 (inception) through June 30, 2024, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2023, assets held in the Trust Account were comprised of $46,357 in money market funds and $315,621,758 in U.S. Treasury bills.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account	1	$323,562,340	$315,668,115

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

July 18, 2023
Market price of public stock	$10.12
Term (years)	5.0
Risk-free rate	3.91%
Dividend yield	0.00%
Volatility	40.0%
Probability of merger	8.0%

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 12, 2023 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues prior to the completion of our initial business combination at the earliest. Following our Initial Public Offering, we generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $3,572,019, which consists of interest income on marketable securities held in the trust account of $3,832,014, offset by operating costs of $259,995.

For the six months ended June 30, 2024, we had a net income of $7,368,911, which consists of interest income on marketable securities held in the trust account of $7,894,384, offset by operating costs of $525,473.

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

For the six months ended June 30, 2024, cash used in operating activities was $202,415. Net income of $7,368,911 was affected by interest earned on marketable securities held in the trust account of $7,894,384. Changes in operating assets and liabilities provided $323,058 of cash for operating activities.

For the period from April 12, 2023 (inception) through June 30, 2023, cash used in operating activities was $0. Net loss of $7,427 was affected by payment of formation costs through issuance of Class F ordinary shares of $1,015. Changes in operating assets and liabilities provided $6,412 of cash for operating activities.

As of June 30, 2024, we had marketable securities held in the trust account of $323,562,499 (including $15,512,499 of interest income) substantially consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $1,781,929. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, to pay for directors and officers liability insurance premiums.

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

We have determined that mandatory liquidation, should a business combination not occur by July 18, 2025, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Marketable Securities in Trust Account

Substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. We account for marketable securities at fair value on the condensed balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the condensed statement of operations. As of June 30, 2024 and December 31, 2023, the fair value of marketable securities held in Trust Account amounts to $323,562,499 and $315,668,115, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the quarterly period ended June 30, 2024.

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

NABORS ENERGY TRANSITION CORP. II

Date: August 14, 2024	By:	/s/ ANTHONY G. PETRELLO
	Name:	Anthony G. Petrello
	Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ WILLIAM RESTREPO
	Name:	William Restrepo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)