Form 10-Q
period 2024-09-30
Nabors Energy Transition Corp. II
filed 2024-11-12
CIK 1975218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 30,500,000 Class A ordinary shares, par value $0.0001 per share, 0 Class B ordinary shares, par value $0.0001 per share, and 7,625,000 Class F ordinary shares, par value $0.0001 per share, issued and outstanding.

NABORS ENERGY TRANSITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	1
Condensed Statements of Operations for the three and nine months ended September 30, 2024, for the three months ended September 30, 2023, and for the period from April 12, 2023 (inception) through September 30, 2023 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2024, for the three months ended September 30, 2023, and for the period from April 12, 2023 (inception) through September 30, 2023 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2024 and for the period from April 12, 2023 (inception) through September 30, 2023 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash	$1,645,094	$1,984,344
Prepaid expenses	28,325	8,539
Short-term prepaid insurance	190,388	239,649
Total Current Assets	1,863,807	2,232,532

Long-term prepaid insurance	—	130,475
Marketable securities held in Trust Account	328,013,391	315,668,115
Total Assets	$329,877,198	$318,031,122

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$221,425	$120,904
Accrued offering costs	—	75,000
Total current liabilities	221,425	195,904

Overfunding convertible notes – related parties	3,050,000	3,050,000
Deferred legal fees	823,703	343,684
Deferred underwriting fee payable	10,675,000	10,675,000
Total Liabilities	14,770,128	14,264,588

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 30,500,000 shares at redemption value of $10.75 and $10.35 per share as of September 30, 2024 and December 31, 2023, respectively	328,013,391	315,668,115

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 30,500,000 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; none issued or outstanding as of September 30, 2024 and December 31, 2023	—	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,625,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	763	763
Additional paid-in capital	—	—
Accumulated deficit	(12,907,084)	(11,902,344)
Total Shareholders’ Deficit	(12,906,321)	(11,901,581)
Total Liabilities and Shareholders’ Deficit	$329,877,198	$318,031,122

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				from April 12,
			Nine Months	2023
			Ended	(Inception)
	Three Months Ended September 30,		September 30,	through September 30,
	2024	2023	2024	2023
General and administrative expenses	$479,267	$253,944	$1,004,740	$261,371
Loss from operations	(479,267)	(253,944)	(1,004,740)	(261,371)

Other income:
Change in fair value of over-allotment option liability	—	402,224	—	402,224
Other income	—	290	—	290
Interest earned on marketable securities held in Trust Account	4,450,892	3,272,323	12,345,276	3,272,323
Unrealized gain on marketable securities held in Trust Account	—	86,189	—	86,189
Total other income	4,450,892	3,761,026	12,345,276	3,761,026
Net income	$3,971,625	$3,507,082	$11,340,536	$3,499,655

Basic and diluted weighted average shares outstanding, Class A ordinary shares	30,500,000	24,802,198	30,500,000	13,198,830
Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.11	$0.30	$0.17

Basic weighted average shares outstanding, Class F ordinary shares	7,625,000	7,546,703	7,625,000	6,998,538
Basic net income per share, Class F ordinary shares	$0.10	$0.11	$0.30	$0.17

Diluted weighted average shares outstanding, Class F ordinary shares	7,625,000	7,625,000	7,625,000	7,040,205
Diluted net income per share, Class F ordinary shares	$0.10	$0.11	$0.30	$0.17

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024 (audited)	—	$—	—	$—	7,625,000	$763	$—	$(11,902,344)	$(11,901,581)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(4,062,370)	(4,062,370)
Net income	—	—	—	—	—	—	—	3,796,892	3,796,892
Balance – March 31, 2024	—	—	—	—	7,625,000	763	—	(12,167,822)	(12,167,059)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(3,832,014)	(3,832,014)
Net income	—	—	—	—	—	—	—	3,572,019	3,572,019
Balance – June 30, 2024	—	—	—	—	7,625,000	763	—	(12,427,817)	(12,427,054)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(4,450,892)	(4,450,892)
Net income	—	—	—	—	—	—	—	3,971,625	3,971,625
Balance – September 30, 2024	—	$—	—	$—	7,625,000	$763	$—	$(12,907,084)	$(12,906,321)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND FOR THE PERIOD FROM APRIL 12, 2023 (INCEPTION) THROUGH SEPTEMBER 30, 2023

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – April 12, 2023	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class F ordinary shares to Sponsor	—	—	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	—	—	(7,427)	(7,427)
Balance – June 30, 2023	—	—	—	—	8,625,000	863	24,137	(7,427)	17,573
Sale of 9,540,000 Private Placement Warrants	—	—	—	—	—	—	9,540,000	—	9,540,000
Fair value of Public Warrants at issuance	—	—	—	—	—	—	3,507,500	—	3,507,500
Allocated value of transaction costs to warrants	—	—	—	—	—	—	(265,968)	—	(265,968)
Forfeiture of founder shares(1)	—	—	—	—	(1,000,000)	(100)	100	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	(12,805,769)	(15,212,641)	(28,018,410)
Net income	—	—	—	—	—	—	—	3,507,082	3,507,082
Balance – September 30, 2023	—	$—	—	$—	7,625,000	$763	$—	$(11,712,986)	$(11,712,223)
(1)	On July 18, 2023, the underwriters purchased 500,000 Units subject to the over-allotment option. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and 1,000,000 Class F ordinary shares were forfeited, resulting in the Sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Class F ordinary shares (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the Period
	Nine Months	from April 12,
	Ended	2023 (Inception)
	September 30,	through September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$11,340,536	$3,499,655
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of Class F ordinary shares	—	7,427
Interest earned on marketable securities held in Trust Account	(12,345,276)	(3,272,323)
Unrealized gain on marketable securities held in Trust Account	—	(86,189)
Change in fair value of over-allotment option liability	—	(402,224)
Changes in operating assets and liabilities:
Prepaid expenses	(19,786)	(10,698)
Short-term prepaid insurance	49,261	(239,649)
Long-term prepaid insurance	130,475	(190,388)
Accounts payable and accrued expenses	100,521	80,718
Deferred legal fee payable	480,019	69,237
Net cash used in operating activities	(264,250)	(544,434)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(308,050,000)
Net cash used in investing activities	—	(308,050,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	298,900,000
Proceeds from sale of Private Placements Warrants	—	9,540,000
Repayment of promissory note - related party	—	(217,553)
Proceeds from convertible promissory note - related party	—	3,050,000
Payment of offering costs	(75,000)	(657,816)
Net cash (used in) provided by financing activities	(75,000)	310,614,631

Net Change in Cash	(339,250)	2,020,197
Cash – Beginning of period	1,984,344	—
Cash – End of period	$1,645,094	$2,020,197

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Deferred offering costs paid by Sponsor in exchange for Class F ordinary shares	$—	$23,985
Deferred offering costs paid through promissory note- related party	$—	$184,341
Deferred underwriting fee payable	$—	$10,675,000
Deferred legal fee payable	$—	$250,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not yet commenced operations. All activity for the period from April 12, 2023 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income in the form of interest income on permitted investments and cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

Going Concern Consideration

As of September 30, 2024, the Company had $1,645,094 in the operating bank account and a working capital of $1,642,382. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,645,094 and $1,984,344 in cash and no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

Marketable Securities in Trust Account

At September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s marketable securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the condensed statement of operations. For the nine months ended September 30, 2024, and the period from April 12, 2023 (inception) through September 30, 2023, the Company did not withdraw any interest earned on the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants), and as such, the initial carrying values of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2024 and December 31, 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

At September 30, 2024 and December 31, 2023, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from Public Shareholders	$305,000,000
Less:
Proceeds allocated to Public Warrants	(3,507,500)
Proceeds allocated to the over-allotment option	(402,224)
Class A ordinary shares issuance costs	(17,700,174)
Plus:
Accretion of carrying value to redemption value	32,278,013
Class A ordinary shares subject to possible redemption, December 31, 2023	315,668,115
Plus:
Accretion of carrying value to redemption value	12,345,276
Class A ordinary shares subject to possible redemption, September 30, 2024	$328,013,391

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement, and any warrants issued in connection with the related party convertible promissory note, since the exercise of the warrants and the conversion of the related party convertible promissory note is contingent upon the occurrence of future events. The warrants are exercisable to purchase 24,790,000 Class A ordinary shares in the aggregate 30 days after the completion of a Business Combination. The related party convertible promissory note is convertible into 3,050,000 warrants upon the closing of a Business Combination. As of September 30, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 31, 2024
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$3,177,300	$—	$794,325	$9,072,429	$—	$2,268,107
Denominator:
Basic and diluted weighted average shares outstanding	30,500,000	—	7,625,000	30,500,000	—	7,625,000
Basic and diluted net income per ordinary share	$0.10	$—	$0.10	$0.30	$—	$0.30

				For the Period from April 12,2023 (Inception)
	For the Three Months Ended September 30, 2023			Through September 30, 2023
	Class A	Class B	Class F	Class A	Class B	Class F
Basic net income per ordinary share
Numerator:
Allocation of net income	$2,688,912	$—	$818,170	$2,286,999	$—	$1,212,656
Denominator:
Basic weighted average shares outstanding	24,802,198	—	7,546,703	13,198,830	—	6,998,538
Basic net income per ordinary share	$0.11	$—	$0.11	$0.17	$—	$0.17
Diluted net income per ordinary share
Numerator:
Allocation of net income	$2,682,419	$—	$824,663	$2,282,290	$—	$1,217,365
Denominator:
Diluted weighted average shares outstanding	24,802,198	—	7,625,000	13,198,830	—	7,040,205
Diluted net income per ordinary share	$0.11	$—	$0.11	$0.17	$—	$0.17

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

SEPTEMBER 30, 2024

(Unaudited)

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has estimated that the fair value of the Founder Shares granted to the Company’s independent directors on July 13, 2023 and June 25, 2024, were approximately $59,000 and $31,664, respectively, using the Black - Scholes option - pricing model. The following assumptions were used in the valuation of Founder Shares issued and transferred, as applicable, to the independent directors on July 13, 2023 and June 25, 2024, respectively: (1) risk - free rate of 3.91% and 5.10%, (2) market price of $10.12 and $10.55, and (3) present value factor of 0.97 and 1.00. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial Business Combination). Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of the Class F ordinary shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class F ordinary shares. A total of $290 and $0 was received by the Company on July 13, 2023 and June 25, 2024, respectively.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Overfunding Convertible Notes – Related Party

On July 18, 2023, concurrently with the closing of the Initial Public Offering, direct or indirect owners of the Sponsor loaned the Company a total of $3,050,000,and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000 as of the closing of the Initial Public Offering at no interest (the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans were extended in order to ensure that the amount in the Trust Account is $10.10 per public share at the closing of the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders, subject to the limitations described herein; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options,” and the notes did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” At September 30, 2024 and December 31, 2023, there is $3,050,000 outstanding under the Overfunding Loans. As the settlement or liquidation of amounts of overfunding loans are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying condensed balance sheets as of September 30, 2024 and December 31, 2023.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement which provides that, commencing on July 14, 2023 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. For the three months ended September 30, 2024 and 2023, the Company incurred $45,000 and $37,500 in fees for these services, respectively. For the nine months ended September 30, 2024 and for the period from April 12, 2023 (inception) through September 30, 2023, the Company incurred $135,000 and $37,500 in fees for these services, respectively. Accrued expenses under this agreement total $217,500 and $82,500 as of September 30, 2024 and December 31, 2023, respectively.

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

Deferred Legal Fees

As of September 30, 2024 and December 31, 2023, the Company had a total of $823,703 and $343,684 of deferred legal fees, respectively, of which $250,000 is related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying condensed balance sheets as of September 30, 2024 and December 31, 2023.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no Class A ordinary shares issued or outstanding, excluding 30,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were no Class B ordinary shares issued or outstanding.

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

SEPTEMBER 30, 2024

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

Warrants — At September 30, 2024, there are 24,790,000 warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). While the Company has registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act as part of the registration statement for the Company’s Initial Public Offering, the Company does not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post- effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

At September 30, 2024, assets held in the Trust Account were comprised of $305 in cash and $328,013,086 in U.S. Treasury bills. During the period from April 12, 2023 (inception) through September 30, 2024, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2023, assets held in the Trust Account were comprised of $46,357 in money market funds and $315,621,758 in U.S. Treasury bills.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account	1	$328,013,086	$315,668,115

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 12, 2023 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues prior to the completion of our initial business combination at the earliest. Following our Initial Public Offering, we generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $3,971,625, which consists of interest income on marketable securities held in the trust account of $4,450,892, offset by operating costs of $479,267.

For the nine months ended September 30, 2024, we had a net income of $11,340,536, which consists of interest income on marketable securities held in the trust account of $12,345,276, offset by operating costs of $1,004,740.

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

For the nine months ended September 30, 2024, cash used in operating activities was $264,250. Net income of $11,340,536 was affected by interest earned on marketable securities held in the trust account of $12,345,276. Changes in operating assets and liabilities provided $740,490 of cash for operating activities.

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

As of September 30, 2024, we had marketable securities held in the trust account of $328,013,391 (including $19,963,391 of interest income) substantially consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $1,645,094. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Marketable Securities in Trust Account

Substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. We account for marketable securities at fair value on the condensed balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the condensed statement of operations. As of September 30, 2024 and December 31, 2023, the fair value of marketable securities held in Trust Account amounts to $328,013,391 and $315,668,115, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have not sold any equity securities during the quarterly period ended September 30, 2024.

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

NABORS ENERGY TRANSITION CORP. II

Date: November 12, 2024	By:	/s/ ANTHONY G. PETRELLO
	Name:	Anthony G. Petrello
	Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ WILLIAM RESTREPO
	Name:	William Restrepo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)