Form 10-K
period 2024-12-31
Nabors Energy Transition Corp. II
filed 2025-03-28
CIK 1975218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting ordinary shares held by non-affiliates of the registrant was approximately $321.2 million, determined using the per share closing price on The Nasdaq Stock Market LLC on that date of $10.53. Ordinary shares held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding ordinary shares or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2025, there were 30,500,000 Class A ordinary shares, par value $0.0001 per share, 0 Class B ordinary shares, par value $0.0001 per share, and 7,625,000 Class F ordinary shares, par value $0.0001 per share, were issued and outstanding.

NABORS ENERGY TRANSITION CORP. II

CERTAIN TERMS

References to the “Company,” “we,” “us” or “our” are to Nabors Energy Transition Corp II and references to:

●	“Business Combination” are to the transactions contemplated by the business combination agreement and plan of reorganization, dated February 11, 2025, by and among the Company, Liffey Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of NETD and e2.
●	“e2” are to e2Companies LLC, a Florida limited liability company.
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“founder shares” are to our Class F ordinary shares, par value $0.0001 per share, initially purchased by our sponsor in a private placement prior to the Initial Public Offering, our Class B ordinary shares issued upon the automatic conversion thereof at the time of our initial business combination, or earlier at the option of the holder, and our Class A ordinary shares issued upon the conversion of the Class B ordinary shares;
●	“Initial Public Offering” are to the initial public offering of Nabors Energy Transition Corp II, which closed on July 18, 2023 (the “IPO Closing Date”);
●	“initial shareholders” are to our sponsor and other holders of our founder shares prior to our Initial Public Offering;
●	“Nabors” are to Nabors Industries Ltd., a Bermuda exempted company and affiliate of our sponsor;
●	“Nabors Lux” are to Nabors Lux 2 S.a.r.l., a private limited liability company (société à responsabilité limitée) incorporated in the Grand Duchy of Luxembourg and a wholly owned subsidiary of Nabors;
●	“ordinary shares” are to our Class A ordinary shares, our Class B ordinary shares and our Class F ordinary shares, collectively;
●	“overfunding loans” are to the loan in the amount of $3,050,000 our sponsor (or its affiliates or designees) made to us simultaneously with the closing of the Initial Public Offering;
●	“private placement warrants” are to the warrants issued to the owners of our sponsor and certain of our independent directors in a private placement simultaneously with the closing of the Initial Public Offering;
●	“Private Warrant Agreement” are to the Private Warrant Agreement, dated as of July 13, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent;
●	“private warrantholders” are to the direct or indirect owners of our sponsor and certain of our independent directors that purchased private placement warrants;
●	“Public Warrant Agreement” are to the Public Warrant Agreement, dated as of July 13, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent;
●	“public shares” are to our Class A ordinary shares, par value $0.0001 per share, sold as part of the units in the Initial Public Offering (whether they are purchased in connection with the Initial Public Offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our initial shareholders, board of directors and management team to the extent our initial shareholders, board of directors and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public warrants” are to the warrants sold as part of the units in the Initial Public Offering (whether they are purchased in connection with the Initial Public Offering or thereafter in the open market), consisting of one public share and one-half of one redeemable warrant;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to Nabors Energy Transition Sponsor II LLC, a Cayman Islands limited liability company and an affiliate of Nabors. Our sponsor is managed by Nabors Corporate Services, Inc., a Delaware corporation and a wholly owned subsidiary of Nabors, and owned by Nabors Lux 2 S.a.r.l., a private limited liability company (société à responsabilité limitée) incorporated in the Grand Duchy of Luxembourg and a wholly owned subsidiary of Nabors, and Greens Road Energy II LLC, a Cayman Islands limited liability company controlled by Anthony G. Petrello, our President, Chief Executive Officer, Secretary and Chairman and the Chairman, President, Chief Executive Officer and director of Nabors. Greens Road Energy II LLC is owned in part by certain members of our management team, including Anthony G. Petrello, William J. Restrepo, our Chief Financial Officer and Chief Financial Officer of Nabors, and Guillermo Sierra, our Vice President-Energy Transition and Vice President of Strategic Initiatives-Energy Transition of Nabors, and Stephen M. Trauber, our independent director;
●	“trust account” are to the trust account established for the benefit of our public shareholders which holds the net proceeds of the sale of units in the Initial Public Offering, the sale of the private placement warrants and the overfunding loans; and
●	“units” are to the 30,500,000 units, each consisting of one Class A ordinary share and one-half of one warrant, sold in the Initial Public Offering.

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

These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;
●	our ability to complete the proposed Business Combination in a timely manner or at all (including the failure to receive required shareholder approvals, as applicable, or the failure of other closing conditions such as the satisfaction of the minimum available cash following redemptions by our public shareholders and the receipt of any governmental approvals that may be required);
●	our inability to complete the proposed Business Combination or any other initial business combination by our business combination deadline and the potential failure to obtain an extension of the business combination deadline if sought;
●	potential litigation, governmental or regulatory proceedings, investigations or inquires involving e2 or NETD, including in relation to the proposed Business Combination;
●	our expectations around the performance of e2 or any other prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination or any other initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Business Combination or any other initial business combination;
●	actual and potential conflicts of interest relating to Nabors, our sponsor and other parties in which members of our directors or management team are involved;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance;
●	risks and uncertainties related to the emissions reduction, carbon capture, renewable energy and mobile assets and application sectors;
●	the potential tax consequences of investing in our securities; or
●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

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

●	We may not be able to complete the Business Combination in a timely manner or at all.
●	We are subject to risks and uncertainties relating to the Business Combination with respect to e2 and e2’s business.
●	We are an incorporated company with no operating history and no revenues (other than interest earned on the funds held in the trust account), and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team and Nabors may not be indicative of future performance of an investment in us.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.
●	If we seek shareholder approval of our initial business combination, our initial shareholders, board of directors and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.
●	We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	If we seek shareholder approval of our initial business combination, our initial shareholders, sponsor, directors, officers, advisors and their affiliates may elect to enter into certain transactions, including purchasing public shares or warrants from public shareholders or public warrantholders, which may influence the outcome of a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire without value to the holder.

●	If the net proceeds of the Initial Public Offering, the sale of the private placement warrants and the overfunding loans not being held in the trust account are insufficient, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire without value to the holder.
●	If the net proceeds of the Initial Public Offering, the sale of the private placement warrants and the overfunding loans not being held in the trust account are insufficient to allow us to operate for at least 24 months after the IPO Closing Date, or such earlier liquidation date as our board of directors may approve, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
●	An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor.
●	We may be treated as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.
●	Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome or uncertain.
●	If our initial business combination involves a company organized under the laws of the United States, it is possible a U.S. federal excise tax will be imposed on us in connection with redemptions of our Class A ordinary shares after or in connection with such initial business combination.
●	The other risks and uncertainties discussed in Section 1A. “Risk Factors”.

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

Business Combination Agreement and Plan of Reorganization

On February 11, 2025, the Company, Liffey Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of NETD (“Merger Sub”), and e2, entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement” and the transactions contemplated therein, the “Transactions”), pursuant to which, on the business day following the date of the effective time of the Domestication (as defined below) (the “Domestication Date”) or such later date as the parties may agree in writing that is no more than two business days after the Domestication Date, and no later than three business days following the satisfaction or waiver of all of the conditions to Closing (other than those conditions that by their nature are to be satisfied at the Closing, but are subject to the satisfaction or waiver of those conditions at such time) (the “Closing Date”), and subject to certain conditions contained therein, Merger Sub will merge with and into e2 (the “Merger”), with e2 surviving the Merger as a wholly owned subsidiary of NETD. NETD will be renamed “e2Companies, Inc.” (“New e2”) at the effective time of the Merger (“Effective Time”). The announcement of the Transactions was filed with the U.S. Securities and Exchange Commission (the “SEC”) on a Current Report on Form 8-K on February 12, 2025. Prior to the Effective Time, NETD will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law (the “DGCL”) and the applicable provisions of the Cayman Islands Companies Law. The consummation of the transactions contemplated by the Business Combination Agreement is subject to approval of our shareholders and the satisfaction of other customary closing conditions.

Certain Related Agreements

In connection with the Business Combination Agreement, we entered into the following agreements:

Support Agreement

On February 11, 2025, (i) NETD, (ii) Iepreneur Consulting, LLC, Avanti Insieme, LLC and LK Capital, LLC (each, a “Written Consent Party”), and (iii) Luce SDIRAI, LLC (together with the Written Consent Parties, the “e2 Parties”), each of which is a holder of Class A units of e2 (the “e2 Class A Units”), entered into the Support Agreement (the “Support Agreement”), pursuant to which, among other things, (a) the Written Consent Parties agreed to (i) vote all of their e2 Class A Units in favor of the approval and adoption of the Transactions, including agreeing to execute the written consent of the requisite holders of e2 Class A Units in favor of the adoption of the Business Combination Agreement, the merger and all other Transactions (the “Written Consent”) within forty-eight hours of the registration statement on Form S-4 (together with all amendments thereto, the “Registration Statement”) becoming effective and (ii) not enter into any tender or voting arrangement that is inconsistent with the Support Agreement and (b) the e2 Parties (i) agreed to not transfer any of their e2 Class A Units (or enter into any arrangement with respect thereto), subject to certain customary exceptions, and (ii) acknowledged and agreed to waive any appraisal rights or dissenters’ rights under the Florida Revised Limited Liability Company act or any other applicable law with respect to their e2 Class A Units in connection with the Merger.

Sponsor Letter

On February 11, 2025, e2, NETD, Sponsor, Nabors Lux, and each of the other signatories thereto (together with Sponsor and Nabors Lux, the “Insiders”) entered into a letter agreement (the “Sponsor Letter”), pursuant to which, among other things, (a) the Insiders agreed to waive the anti-dilution rights set forth in NETD’s organizational documents, (b) under certain circumstances, Sponsor agreed to forfeit, or cause one or more of its members or its or their affiliates to forfeit, a number of Class F ordinary shares, (c) Nabors Lux agrees to forfeit, or cause one or more of its subsidiaries or their respective affiliates to forfeit, 1,000,000 Class F ordinary shares (or one share of Class F common stock, par value $0.0001 per share, of NETD (the “NETD Class F Common Stock”) after giving effect to the domestication of NETD as a Delaware corporation in accordance with Section 388 of the DGCL (the “Domestication”) immediately prior to the closing of the Transactions (the “Closing”) if at such time, Nabors Lux (or its subsidiaries or their respective affiliates) has not delivered an executed purchase order for an aggregate purchase price of at least $5.0 million of e2’s products and services and paid a downpayment equal to 50% of the aggregate purchase price thereunder, (d) the Insiders agree to vote all ordinary shares held by them in favor of the adoption and approval of the Business Combination Agreement, the Domestication, the Merger and the Transactions and (e) the Insiders agree not to transfer, assign or sell (i) any Class F ordinary shares (including the underlying Class B ordinary shares and Class A ordinary shares) held by it, him or her until six months after the date of Closing, subject to certain exceptions, and (ii) any warrants that were issued by NETD in a private placement in connection with its initial public offering, or Class A ordinary share underlying such warrants, held by it, him or her until 30 days after the date of Closing.

Corporate Services Agreement

On February 11, 2025, Nabors Corporate Services, Inc. (“Nabors Corporate”), an affiliate of the Sponsor, entered into a Corporate Services Agreement with e2, pursuant to which Nabors Corporate may provide, if requested by e2, certain services related to compliance program support, investor relations support, United States human resources support and global tax support, among other things, to e2. In each case, the specific services to be provided will be set forth in one or more written statements of work, which will govern the compensation, term and other rights/responsibilities due to each party.

In connection with the Closing, we will enter into, among others, the following agreement:

Stockholder and Registration Rights Agreement

In connection with the Closing, New e2, sponsor, and certain shareholders of NETD (the “Existing Holders”) and unitholders of e2 (the “e2 Holders”) will enter into the Stockholder and Registration Rights Agreement (the “Stockholder and Registration Rights Agreement”), setting forth certain post-closing governance matters, including:

•

for so long as Nabors, and its subsidiaries beneficially own at least 50% of the Class A common stock after giving effect to the Transactions (the “New e2 Class A Common Stock”) that Nabors and its subsidiaries collectively beneficially owned immediately following the Closing, sponsor will have the right to nominate two directors for election to the New e2 board of directors (the “New e2 Board”), with at least one nominee qualifying as “independent” pursuant to the listing standards of the applicable national securities exchange and the other nominee being initially appointed to the class of directors with the longest initial term;

•

for so long as James Richmond (the “e2 Principal Holder”) beneficially owns at least 50% of the New e2 Class A Common Stock that the e2 Principal Holder beneficially owned immediately following Closing, the e2 Principal Holder will have the right to nominate three directors for election to the New e2 Board, with at least two nominees seated at any given time qualifying as “independent” pursuant to the listing standards of the applicable national securities exchange and the remaining nominee being initially appointed to the class of directors with the longest initial term;

•

for so long as each of Nabors and its subsidiaries and the e2 Principal Holder beneficially own an amount of shares of New e2 Class A Common Stock entitling them to their respective nomination rights, sponsor and the e2 Principal Holder will have the right to mutually agree to nominate one director for election to the New e2 Board and determine the Chairman of the New e2 Board, and such director nominee shall qualify as “independent” pursuant to the listing standards of the applicable national securities exchange; provided that, if either Nabors and its subsidiaries or the e2 Principal Holder ceases to own the amount of shares of New e2 Class A Common Stock entitling them to their respective nomination rights, the other party shall have the right to nominate one director for election to the New e2 Board and determine the Chairman of the New e2 Board until such party ceases to own such requisite number of shares of New e2 Class A Common Stock; and

•

for so long as each of Nabors and its subsidiaries and the e2 Principal Holder beneficially own an amount of shares of New e2 Class A Common Stock entitling them to their respective nomination rights, the Chief Executive Officer of e2 will be nominated for election to the New e2 Board.

In addition, New e2 will use its reasonable best efforts to file within 45 days of Closing, a registration statement (the “Resale Registration Statement”) registering the resale of certain securities held by stockholders of New e2 (the “Registration Rights Holders”), and New e2 will use its commercially reasonable efforts to cause the Resale Registration Statement declared effective as soon as practicable after the filing thereof. In certain circumstances, sponsor and Existing Holders may collectively demand one underwritten offering per fiscal year, and the e2 Holders may collectively demand two underwritten offerings per fiscal year, and all of the Registration Rights Holders will be entitled to customary piggyback registration rights.

Lock-Up Agreements

In connection with the Closing, New e2 and certain stockholders of New e2 will enter into Lock-Up Agreements (the “Lock-Up Agreements”), pursuant to which such stockholders will agree not to, for a period of 6 months following Closing, offer, pledge, hypothecate, create a security interest in, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of New e2 Class A Common Stock or any securities convertible into or exercisable or exchangeable for New e2 Class A Common Stock, subject to certain exceptions, including to pay or otherwise offset taxes.

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

Financial Position

With funds available in trust for a business combination in the amount of $331.8 million as of December 31, 2024, assuming no redemptions and excluding any amounts available to us for working capital, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt-to-equity ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors as well as the proved track record and global presence of Nabors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the Company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to reimburse our sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support made available to us and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Related to the Proposed Business Combination and e2

We may not be able to complete the Business Combination in a timely manner or at all.

On February 11, 2025, we entered into the Business Combination Agreement, pursuant to which, among other things and subject to conditions contained therein, we agreed to combine with e2. The Business Combination is subject to a number of conditions, and we cannot guarantee that each such condition will be satisfied or waived and that the Business Combination and related transactions will close in a timely manner, on the anticipated terms or at all. For example, failure to receive required shareholder approvals, as applicable, the failure to have a sufficient amount of cash following redemption by our public shareholders or the receipt of any required governmental or regulatory approvals may result in an inability to close the Business Combination and related transactions.

We are subject to risks and uncertainties relating to the Business Combination with respect to e2 and e2’s business.

We are subject to risks and uncertainties relating to the Business Combination with respect to e2 and e2’s business, including:

●	the loss of any of e2’s key customers could reduce its revenues and profitability;
●	the success of e2’s business will be highly dependent on its ability to convert contracted revenues reflected by its project backlog and its project pipeline of potential revenue from new original equipment manufacturer sales and energy service agreements into actual revenue;
●	the value of e2’s anticipated revenues from its project backlog may be significantly lower than its current estimates, and its business, financial condition and results of operations may be materially and adversely affected;
●	the opportunities in e2’s project backlog are subject to further negotiation and reaching mutual agreement on material terms, and e2 may be unsuccessful in converting any or a portion of its project pipeline into customers with definitive agreements;
●	if e2 fails to enter into definitive agreements for the purchase of its products with customers in its project pipeline, the conditions to or performance obligations under such contracts are not met, or if such contracts, once executed, are otherwise canceled, modified or delayed, e2’s business, financial condition and results of operations will be harmed;
●	e2’s ability to deliver its products and services may be exposed to delays, limitations and risks as a result of the complex, inconsistent regulatory framework across jurisdictions and markets, including the environmental permits and other operating permits required to operate its products, which may increase the time and labor required to initiate each project and may adversely impact e2’s ability to capitalize upon its project backlog and project pipeline;
●	e2’s business operations may be adversely affected by present or future environmental regulations;
●	e2 may not be able to effectively manage its growth;
●	e2 may be unable to recruit and retain key executives, employees and consultants, which may delay e2’s development efforts or harm its business;
●	estimates of e2’s market opportunity and forecasts of market growth may prove to be inaccurate;
●	the markets for e2’s offerings are still in development, and, if such markets do not materialize, grow more slowly than e2 expects or fail to grow as large as e2 expects, e2’s business, financial condition and results of operations could be harmed;
●	e2 is highly dependent upon consultants for key aspects of its business, including investor relations, capital strategy and fundraising;
●	e2 is highly dependent upon third-party suppliers and service providers, which could adversely affect its profit margins, operational efficiency and regulatory compliance;
●	e2’s business has been and could continue to be affected by seasonal trends and construction cycles;
●	if e2’s current or future business partners, contractors, suppliers, or third-party logistics services providers fail to use ethical business practices and comply with applicable laws and regulations, e2’s brand image could be harmed due to negative publicity beyond its own control;
●	international expansion by e2’s business could expose it to additional regulatory risks and compliance costs;

●	long lead times for essential components of e2’s products poses a material risk to its business;
●	certain components of the batteries used in e2’s systems are hazardous and pose safety risks that may cause accidents. e2 may be subject to financial and reputational risks due to product recalls and product liability claims, and it could face substantial liabilities that exceed its resources;
●	competition from alternative energy sources and utility responses may adversely affect e2’s business, financial condition, results of operations and cash flows;
●	e2’s core product, the R3Di system, has a limited operating history;
●	the reduction, elimination or expiration of government incentive programs for companies in the “green energy” sector could harm e2’s business and operations;
●	e2’s use of artificial intelligence in generating operational information could hinder e2’s ability to achieve its operational goals, which may reduce savings and returns for its customers and may result in reputational harm;
●	e2’s business may be harmed if it fails to properly protect its intellectual property;
●	e2 is and may be subject to claims challenging the inventorship or ownership of our patents, trade secrets, and other intellectual property;
●	e2 has been, is and may in the future be involved in legal proceedings and regulatory investigations and there can be no assurance of the outcome of these matters;
●	a failure in or breach of e2’s operational or security systems or infrastructure, or those of third parties with which it does business, including as a result of cyberattacks, could disrupt its businesses, result in the disclosure or misuse of confidential or proprietary information, damage its reputation, increase its costs and cause losses;
●	e2 has substantial indebtedness and may not be able to generate sufficient cash flow to service all of its indebtedness and may not be able to refinance, extend or repay its indebtedness when it becomes due, which would have a material adverse effect on e2’s financial condition and ability to continue as a going concern;
●	in the event e2 is unable to generate sufficient cash from operating activities or raise additional funds, e2 may be required to delay, reduce or severely curtail operations or otherwise impede on-going business efforts, which could have a material adverse effect on e2’s business, operating results, financial condition and long-term prospects;
●	Nasdaq may not list New e2’s securities on its exchange, and New e2 may not be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to make transactions in New e2’s securities and subject New e2 to additional trading restrictions;
●	e2’s management has minimal experience managing a public company;
●	New e2 may need to seek additional debt and equity financing to support its working capital needs and there can be no assurance that such financing would be available to New e2 on favorable terms or at all;
●	New e2’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, New e2’s performance and investor sentiment with respect to New e2 and its industry;
●	sales of a significant number of shares of New e2 Class A Common Stock in the public markets, or the perception of such sales, could depress the market price of the New e2 Class A Common Stock, and additionally, future issuances of equity securities, including pursuant to in-the money warrants owned by existing investors, which will be issued at Closing and immediately exercisable for shares that will be restricted until a resale registration statement is declared effective following the business combination, could dilute the interests of its existing stockholders, and could cause the market price of the New e2 Class A Common Stock to decline;
●	NETD’s sponsor and certain of its directors and officers have interests in the Business Combination that are different from, and in addition to, those of other shareholders generally; and
●	redemptions of Ordinary Shares of NETD may be higher than expected, resulting in a reduced public float of the combined company following the Business Combination and less capital than investors may expect.

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are an incorporated company with no operating history and no revenues (other than interest earned on the funds held in the trust account), and you have no basis on which to evaluate our ability to achieve our business objective.

We are an incorporated company established in the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our business combination, we will never generate any operating revenues.

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

While we intend to hold a shareholder vote to approve the proposed Business Combination, if we were to pursue an initial business combination with a different target business, we may choose not to hold a shareholder vote to approve such initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, may not be able to proceed with the proposed Business Combination or another business combination. Consequently, if accepting all properly submitted redemption requests would cause us to not satisfy a closing condition, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

We may constitute a “foreign person” as defined in the CFIUS regulations. We, Nabors Energy Transition Corp. II, are a Cayman Islands exempted company, and our sponsor, Nabors Energy Transition Sponsor II LLC, is a Cayman Islands limited liability company. Our sponsor is managed by Nabors Corporate, and owned by Nabors Lux, and Greens Road Energy II LLC, a Cayman Islands limited liability company controlled by Anthony G. Petrello, a U.S. person. Additionally, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review.

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

As of December 31, 2024, we had approximately $1.6 million of cash outside the trust account to fund our working capital requirements. In the event that such amount is insufficient to fund our search for a target business and to consummate our initial business combination, we may seek additional capital. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.10 per share, or possibly less, on our redemption of our public shares, and our warrants will expire without value to the holder. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors described in this “Risk Factors” section.

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

The SEC has adopted new rules (“SPAC Final Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and requiring reports, opinions and appraisals related to the determination by the SPAC’s board of directors to approve the business combination to be filed publicly. These rules became effective on July 1, 2024 and may materially adversely affect our ability to engage financial and capital market advisors or consulting firms and experts, negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are unable to consummate our initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, of the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months, or such earlier liquidation date as our board of directors may approve, before redemption from our trust account.

If we are unable to consummate our initial business combination within 24 months, or such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering, we will distribute the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purpose of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, or liquidate, the trust account and distribute such amount therein, pro rata, to our shareholders as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable law. In that case, investors may be forced to wait beyond the initial 24 months, or such earlier liquidation date as our board of directors may approve, before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

In order to effectuate a business combination, we may amend various provisions of our amended and restated memorandum and articles of association and other governing instruments, including the warrant agreement, the underwriting agreement relating to the Initial Public Offering, the letter agreement among us and our sponsor, officers and directors and Nabors Lux, and the registration rights agreement among us, our initial shareholders and the private warrantholders. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Except in relation to certain provisions of the amended and restated memorandum and articles of association, any such amendments would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or other governing instruments or change our industry focus in order to effectuate our initial business combination.

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

On April 24, 2023, our sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in exchange for issuance of 5,750,000 Class F ordinary shares. On June 16, 2023, the Company issued 2,875,000 additional founder shares to our sponsor in connection with a share capitalization, resulting in our sponsor holding an aggregate of 8,625,000 founder shares, for approximately

$0.003 per share. In connection with the Initial Public Offering, our sponsor forfeited a total of 100,000 founder shares and 50,000 founder shares were issued to each of our independent directors. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 units expired and 1,000,000 Class F ordinary shares were forfeited, resulting in our sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Class F ordinary shares. On June 25, 2024, the Company appointed a third independent director, and the sponsor transferred 50,000 Class F ordinary shares held by the sponsor to the newly appointed independent director. Certain of our officers and directors have a significant economic interest in our sponsor. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors.

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

Holders

At March 28, 2025, there was one holder of record of our units, one holder of record of our Class A ordinary shares, three holders of record of our Class B ordinary shares, one holder of record of our warrants and thirteen holders of record of our private placement warrants.

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

Business Combination Agreement and Plan of Reorganization

On February 11, 2025, the Company, Merger Sub, and e2, entered into the Business Combination Agreement, pursuant to which, on the Closing Date, and subject to certain conditions contained therein, Merger Sub will merge with and into e2, with e2 surviving the Merger as a wholly owned subsidiary of NETD. NETD will be renamed New e2 at the Effective Time. The announcement of the Transactions was filed with the SEC on a Current Report on Form 8-K on February 12, 2025. Prior to the Effective Time, NETD will domesticate as a Delaware corporation in accordance with Section 388 of the DGCL and the applicable provisions of the Cayman Islands Companies Law. The consummation of the transactions contemplated by the Business Combination Agreement is subject to approval of our shareholders and the satisfaction of other customary closing conditions.

Certain Related Agreements

In connection with the Business Combination Agreement, we entered into the following agreements:

Support Agreement

On February 11, 2025, the e2 Parties, each of which is a holder of e2 Class A Units, entered into the Support Agreement, pursuant to which, among other things, (a) the Written Consent Parties agreed to (i) vote all of their e2 Class A Units in favor of the approval and adoption of the Transactions, including agreeing to execute the Written Consent within forty-eight hours of the Registration Statement becoming effective and (ii) not enter into any tender or voting arrangement that is inconsistent with the Support Agreement and (b) the e2 Parties (i) agreed to not transfer any of their e2 Class A Units (or enter into any arrangement with respect thereto), subject to certain customary exceptions, and (ii) acknowledged and agreed to waive any appraisal rights or dissenters’ rights under the Florida Revised Limited Liability Company act or any other applicable law with respect to their e2 Class A Units in connection with the Merger.

Sponsor Letter

On February 11, 2025, the Insiders entered into the Sponsor Letter, pursuant to which, among other things, (a) the Insiders agreed to waive the anti-dilution rights set forth in NETD’s organizational documents, (b) under certain circumstances, Sponsor agreed to forfeit, or cause one or more of its members or its or their affiliates to forfeit, a number of Class F ordinary shares, (c) Nabors Lux agrees to forfeit, or cause one or more of its subsidiaries or their respective affiliates to forfeit, 1,000,000 Class F ordinary shares (or NETD Class F Common Stock after giving effect to the Domestication) immediately prior to the Closing if at such time, Nabors Lux (or its subsidiaries or their respective affiliates) has not delivered an executed purchase order for an aggregate purchase price of at least $5.0 million of e2’s products and services and paid a downpayment equal to 50% of the aggregate purchase price thereunder, (d) the Insiders agree to vote all Ordinary Shares held by them in favor of the adoption and approval of the Business Combination Agreement, the Domestication, the Merger and the Transactions and (e) the Insiders agree not to transfer, assign or sell (i) any Class F ordinary shares (including the underlying Class B ordinary shares and Class A ordinary shares) held by it, him or her until six months after the date of Closing, subject to certain exceptions, and (ii) any warrants that were issued by NETD in a private placement in connection with its initial public offering, or Class A ordinary share underlying such warrants, held by it, him or her until 30 days after the date of Closing.

Corporate Services Agreement

On February 11, 2025, Nabors Corporate, an affiliate of the Sponsor, entered into a Corporate Services Agreement with e2, pursuant to which Nabors Corporate may provide, if requested by e2, certain services related to compliance program support, investor relations support, United States human resources support and global tax support, among other things, to e2. In each case, the specific services to be provided will be set forth in one or more written statements of work, which will govern the compensation, term and other rights/responsibilities due to each party.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 12, 2023 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues prior to the completion of our initial business combination at the earliest. Following our Initial Public Offering, we generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net income of $11,951,781, which consists of interest income on marketable securities held in the trust account of $16,113,015, offset by operating costs of $4,161,234.

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

For the year ended December 31, 2024, cash used in operating activities was $309,662. Net income of $11,951,781 was affected by interest earned on marketable securities held in the trust account of $16,113,015. Changes in operating assets and liabilities provided $3,851,572 of cash for operating activities.

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

As of December 31, 2024, we had cash held in the trust account of $331,781,130 (including $23,731,130 of interest income). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $1,599,682. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, to pay for directors and officers liability insurance premiums.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Cash and marketable Securities in Trust Account

As of December 31, 2024, the assets held in the Trust Account were held in cash. As of December 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. We account for marketable securities at fair value on the balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the statements of operations. As of December 31, 2024 and 2023, the fair value of cash and marketable securities held in Trust Account amounts to $331,781,130 and $315,668,115, respectively.

Derivative Financial Instruments

We evaluate the financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and the over-allotment option liability, which was initially measured at fair value of $402,224, was derecognized in the statements of operations.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as required for the year ended December 31, 2024. The adoption requires us to provide additional disclosures, but otherwise it does not materially impact our financial statements.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 100)	74
Financial Statements:
Balance Sheets as of December 31, 2024 and 2023	75
Statements of Operations for the year ended December 31, 2024 and the period from April 12, 2023 (inception) through December 31, 2023	76
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2024 and the period from April 12, 2023 (inception) through December 31, 2023	77
Statements of Cash Flows for the year ended December 31, 2024 and the period from April 12, 2023 (inception) through December 31, 2023	78
Notes to Financial Statements	79

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Nabors Energy Transition Corp, II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nabors Energy Transition Corp. II (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2024 and for the period from April 12, 2023 (inception) through December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended December 31, 2024 and for the period from April 12, 2023 (inception) through December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by July 18, 2025, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Nabors Energy Transition Corp, II in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Nabors Energy Transition Corp, II is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 28, 2025

PCAOB ID Number 100

NABORS ENERGY TRANSITION CORP. II

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash	$1,599,682	$1,984,344
Prepaid expenses	5,000	8,539
Short-term prepaid insurance	130,475	239,649
Total Current Assets	1,735,157	2,232,532

Long-term prepaid insurance	—	130,475
Cash and marketable securities held in Trust Account	331,781,130	315,668,115
Total Assets	$333,516,287	$318,031,122

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$296,368	$120,904
Due to affiliate	17,351	—
Accrued offering costs	—	75,000
Total current liabilities	313,719	195,904

Overfunding convertible notes – related parties	3,050,000	3,050,000
Deferred legal fees	3,759,253	343,684
Deferred underwriting fee payable	10,675,000	10,675,000
Total Liabilities	17,797,972	14,264,588

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 30,500,000 shares at redemption value of $10.88 and $10.35 per share as of December 31, 2024 and 2023, respectively	331,781,130	315,668,115

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 30,500,000 shares subject to possible redemption) as of December 31, 2024 and 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,625,000 shares issued and outstanding as of December 31, 2024 and 2023	763	763
Additional paid-in capital	—	—
Accumulated deficit	(16,063,578)	(11,902,344)
Total Shareholders’ Deficit	(16,062,815)	(11,901,581)
Total Liabilities and Shareholders’ Deficit	$333,516,287	$318,031,122

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP. II

STATEMENTS OF OPERATIONS

		For the Period
		from April 12,
	For the	2023 (Inception)
	Year Ended	through
	December 31,	December 31,
	2024	2023
General and administrative expenses	$4,161,234	$450,729
Loss from operations	(4,161,234)	(450,729)

Other income:
Change in fair value of over-allotment option liability	—	402,224
Other income	—	290
Interest earned on marketable securities held in Trust Account	16,113,015	7,618,115
Total other income	16,113,015	8,020,629
Net income	$11,951,781	$7,569,900

Basic and diluted weighted average shares outstanding, Class A ordinary shares	30,500,000	19,250,951
Basic and diluted net income per share, Class A ordinary shares	$0.31	$0.29

Basic weighted average shares outstanding, Class F ordinary shares	7,625,000	7,217,681
Basic net income per share, Class F ordinary shares	$0.31	$0.29

Diluted weighted average shares outstanding, Class F ordinary shares	7,625,000	7,244,772
Diluted net income per share, Class F ordinary shares	$0.31	$0.29

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP. II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - April 12, 2023 (Inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class F ordinary shares to Sponsor	—	—	—	—	8,625,000	863	24,137	—	25,000
Sale of 9,540,000 Private Placement Warrants	—	—	—	—	—	—	9,540,000	—	9,540,000
Fair value of Public Warrants at issuance	—	—	—	—	—	—	3,507,500	—	3,507,500
Allocated value of transaction costs to warrants	—	—	—	—	—	—	(265,968)	—	(265,968)
Forfeiture of founder shares	—	—	—	—	(1,000,000)	(100)	100	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	(12,805,769)	(19,472,244)	(32,278,013)
Net income	—	—	—	—	—	—	—	7,569,900	7,569,900
Balance - December 31, 2023	—	$—	—	$—	7,625,000	$763	$—	$(11,902,344)	$(11,901,581)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(16,113,015)	(16,113,015)
Net income	—	—	—	—	—	—	—	11,951,781	11,951,781
Balance - December 31, 2024	—	$—	—	$—	7,625,000	$763	$—	$(16,063,578)	$(16,062,815)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP. II

STATEMENTS OF CASH FLOWS

		For the Period from
		April 12, 2023
	For the Year Ended	(Inception) through
	December 31,	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$11,951,781	$7,569,900
Adjustments to reconcile net income to net cash used in operating activities:
Payment of formation costs through issuance of Class F ordinary shares	—	7,427
Interest earned on cash and marketable securities held in Trust Account	(16,113,015)	(7,618,115)
Change in fair value of over-allotment option liability	—	(402,224)
Changes in operating assets and liabilities:
Prepaid expenses	3,539	18,261
Short-term prepaid insurance	109,174	(239,649)
Long-term prepaid insurance	130,475	(130,475)
Accounts payable and accrued expenses	175,464	120,904
Due to affiliate	17,351	—
Deferred legal fee payable	3,415,569	93,684
Net cash used in operating activities	(309,662)	(580,287)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(308,050,000)
Net cash used in investing activities	—	(308,050,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	298,900,000
Proceeds from sale of Private Placements Warrants	—	9,540,000
Repayment of promissory note - related party	—	(217,553)
Proceeds from convertible promissory note - related party	—	3,050,000
Payment of offering costs	(75,000)	(657,816)
Net cash (used in) provided by financing activities	(75,000)	310,614,631

Net Change in Cash	(384,662)	1,984,344
Cash – Beginning of period	1,984,344	—
Cash – End of period	$1,599,682	$1,984,344

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Offering costs included in Deferred legal fee payable	$—	$250,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class F ordinary shares	$—	$23,985
Deferred offering costs paid through promissory note - related party	$—	$184,341
Deferred underwriting fee payable	$—	$10,675,000

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

As of December 31, 2024, the Company had not yet commenced operations. All activity for the period from April 12, 2023 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income in the form of interest income on permitted investments and cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of December 31, 2024, the Company had $1,599,682 in the operating bank account and a working capital of $1,421,438. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,599,682 and $1,984,344 in cash and no cash equivalents as of December 31, 2024 and 2023, respectively.

Cash and Marketable Securities in Trust Account

At December 31, 2024 and 2023, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills. The Company’s marketable securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the statements of operations. For the year ended December 31, 2024, and the period from April 12, 2023 (inception) through December 31, 2023, the Company did not withdraw any interest earned on the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants), and as such, the initial carrying values of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2024 and 2023, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

At December 31, 2024 and 2023, the Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled in the following table:

Gross proceeds from Public Shareholders	$305,000,000
Less:
Proceeds allocated to Public Warrants	(3,507,500)
Proceeds allocated to the over-allotment option	(402,224)
Class A ordinary shares issuance costs	(17,700,174)
Plus:
Accretion of carrying value to redemption value	32,278,013
Class A ordinary shares subject to possible redemption, December 31, 2023	315,668,115
Plus:
Accretion of carrying value to redemption value	16,113,015
Class A ordinary shares subject to possible redemption, December 31, 2024	$331,781,130

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement, and any warrants issued in connection with the related party convertible promissory note, since the exercise of the warrants and the conversion of the related party convertible promissory note is contingent upon the occurrence of future events. The warrants are exercisable to purchase 24,790,000 Class A ordinary shares in the aggregate 30 days after the completion of a Business Combination. The related party convertible promissory note is convertible into 3,050,000 warrants upon the closing of a Business Combination. As of December 31, 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

				For the Period from April 12, 2023
	For the Year Ended			(Inception) Through
	December 31, 2024			December 31, 2023
	Class A	Class B	Class F	Class A	Class B	Class F
Basic net income per ordinary share
Numerator:
Allocation of net income	$9,561,425	$—	$2,390,356	$5,505,678	$—	$2,064,222
Denominator:
Basic weighted average shares outstanding	30,500,000	—	7,625,000	19,250,951	—	7,217,681
Basic net income per ordinary share	$0.31	$—	$0.31	$0.29	$—	$0.29
Diluted net income per ordinary share
Numerator:
Allocation of net income	$9,561,425	$—	$2,390,356	$5,500,049	$—	$2,069,851
Denominator:
Diluted weighted average shares outstanding	30,500,000	—	7,625,000	19,250,951	—	7,244,772
Diluted net income per ordinary share	$0.31	$—	$0.31	$0.29	$—	$0.29

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

Share-Based Compensation

The Company adopted ASC Topic 718, “Compensation—Stock Compensation”, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expense is included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as required for the year ended December 31, 2024. The adoption requires us to provide additional disclosures, but otherwise it does not materially impact our financial statements.

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

On July 13, 2023, the Company, the Sponsor and the Company’s two independent directors entered into securities agreements in which the Sponsor forfeited 100,000 Class F ordinary shares and in turn the Company issued the same number of Class F ordinary shares to the Company’s two independent directors (50,000 Class F ordinary shares to each director). On June 25, 2024, the Company appointed a third independent director to its board of directors. In connection with such appointment, the Sponsor transferred 50,000 Class F ordinary shares held by the Sponsor to the newly appointed independent director. The 150,000 total Class F ordinary shares held by the independent directors are subject to forfeiture if the independent directors are removed or resign from the Company’s board of directors before the Company’s initial Business Combination. The forfeiture of the Founder Shares by the Sponsor, and subsequent issuance of the Founder Shares by the Company to the Company’s initial two independent directors and the transfer of Founder Shares by the Sponsor to the third independent director, is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has estimated that the fair value of the Founder Shares granted to the Company’s independent directors on July 13, 2023 and June 25, 2024, were approximately $59,000 and $31,664, respectively, using the Black-Scholes option-pricing model. The following assumptions were used in the valuation of Founder Shares issued and transferred, as applicable, to the independent directors on July 13, 2023 and June 25, 2024, respectively: (1) risk-free rate of 3.91% and 5.10%, (2) market price of $10.12 and $10.55, and (3) present value factor of 0.97 and 1.00. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial Business Combination). Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of December 31, 2024, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of the Class F ordinary shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class F ordinary shares. A total of $290 and $0 was received by the Company on July 13, 2023 and June 25, 2024, respectively.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, the Company had no borrowings under the Working Capital Loans.

Overfunding Convertible Notes – Related Party

On July 18, 2023, concurrently with the closing of the Initial Public Offering, direct or indirect owners of the Sponsor loaned the Company a total of $3,050,000 and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000 as of the closing of the Initial Public Offering at no interest (the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans were extended in order to ensure that the amount in the Trust Account is $10.10 per public share at the closing of the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders, subject to the limitations described herein; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options,” and the notes did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” At December 31, 2024 and 2023, there is $3,050,000 outstanding under the Overfunding Loans. As the settlement or liquidation of amounts of overfunding loans are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying balance sheets as of December 31, 2024 and 2023.

Administrative Support Agreement

The Company entered into an agreement which provides that, commencing on July 14, 2023 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. For the year ended December 31, 2024 and for the period from April 12, 2023 (inception) through December 31, 2023, the Company incurred $180,000 and$82,500 in fees for these services, respectively. Accrued expenses under this agreement total $262,500 and $82,500 as of December 31, 2024 and 2023, respectively.

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

Deferred Legal Fees

As of December 31, 2024 and 2023, the Company had a total of $3,759,253 and $343,684 of deferred legal fees, respectively, of which $250,000 is related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying balance sheets as of December 31, 2024 and 2023.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were no Class A ordinary shares issued or outstanding, excluding 30,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were no Class B ordinary shares issued or outstanding.

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

Warrants — At December 31, 2024, there are 24,790,000 warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). While the Company has registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act as part of the registration statement for the Company’s Initial Public Offering, the Company does not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

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

At December 31, 2024, assets held in the Trust Account were comprised of $331,781,130 in cash. During the period from April 12, 2023 (inception) through December 31, 2024, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2023, assets held in the Trust Account were comprised of $46,357 in money market funds and $315,621,758 in U.S. Treasury bills.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2024	2023
Assets:
Marketable securities held in Trust Account	1	$—	$315,668,115

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

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

		For the period from
		April 12, 2023
	For the year ended	(inception) through
	December 31, 2024	December 31, 2023
General and administrative expenses	$4,161,234	$450,729
Interest earned on marketable securities held in Trust Account	$16,113,015	$7,618,115

The key measures of segment profit or loss reviewed by our CODM are interest earned on marketable securities held in Trust Account and general and administrative expenses. The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below.

Business Combination Agreement and Plan of Reorganization

On February 11, 2025, the Company, Liffey Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of NETD (“Merger Sub”), and e2, entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement” and the transactions contemplated therein, the “Transactions”), pursuant to which, on the business day following the date of the effective time of the Domestication (as defined below) (the “Domestication Date”) or such later date as the parties may agree in writing that is no more than two business days after the Domestication Date, and no later than three business days following the satisfaction or waiver of all of the conditions to Closing (other than those conditions that by their nature are to be satisfied at the Closing, but are subject to the satisfaction or waiver of those conditions at such time), and subject to certain conditions contained therein, Merger Sub will merge with and into e2 (the “Merger”), with e2 surviving the Merger as a wholly owned subsidiary of NETD. NETD will be renamed “e2Companies, Inc.” (“New e2”) at the effective time of the Merger (“Effective Time”). The announcement of the Transactions was filed with the SEC on a Current Report on Form 8-K on February 12, 2025. Prior to the Effective Time, NETD will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law (the “DGCL”) and the applicable provisions of the Cayman Islands Companies Law. The consummation of the transactions contemplated by the Business Combination Agreement is subject to approval of our shareholders and the satisfaction of other customary closing conditions.

Certain Related Agreements

In connection with the Business Combination Agreement, we entered into the following agreements:

Support Agreement

On February 11, 2025, (i) NETD, (ii) Iepreneur Consulting, LLC, Avanti Insieme, LLC and LK Capital, LLC (each, a “Written Consent Party”), and (iii) Luce SDIRAI, LLC (together with the Written Consent Parties, the “e2 Parties”), each of which is a holder of e2 Class A Units, entered into the Support Agreement (the “Support Agreement”), pursuant to which, among other things, (a) the Written Consent Parties agreed to (i) vote all of their Class A units of e2 (the “e2 Class A Units”) in favor of the approval and adoption of the Transactions, including agreeing to execute the written consent of the requisite holders of e2 Class A Units in favor of the adoption of the Business Combination Agreement, the merger and all other Transactions (the “Written Consent”) within forty-eight hours of the registration statement on Form S-4 (together will all amendments thereto, the “Registration Statement”) becoming effective and (ii) not enter into any tender or voting arrangement that is inconsistent with the Support Agreement and (b) the e2 Parties (i) agreed to not transfer any of their e2 Class A Units (or enter into any arrangement with respect thereto), subject to certain customary exceptions, and (ii) acknowledged and agreed to waive any appraisal rights or dissenters’ rights under the Florida Revised Limited Liability Company act or any other applicable law with respect to their e2 Class A Units in connection with the Merger.

Sponsor Letter

On February 11, 2025, e2, NETD, Sponsor, Nabors Lux, and each of the other signatories thereto (together with Sponsor and Nabors Lux, the “Insiders”) entered into a letter agreement (the “Sponsor Letter”), pursuant to which, among other things, (a) the Insiders agreed to waive the anti-dilution rights set forth in NETD’s organizational documents, (b) under certain circumstances, Sponsor agreed to forfeit, or cause one or more of its members or its or their affiliates to forfeit, a number of Class F ordinary shares, (c) Nabors Lux agrees to forfeit, or cause one or more of its subsidiaries or their respective affiliates to forfeit, 1,000,000 Class F ordinary shares (or one share of Class F common stock, par value $0.0001 per share, of NETD (the “NETD Class F Common Stock”) after giving effect to the domestication of NETD as a Delaware corporation in accordance with Section 388 of the DGCL (the “Domestication”) immediately prior to the closing of the Transactions (the “Closing”) if at such time, Nabors Lux (or its subsidiaries or their respective affiliates) has not delivered an executed purchase order for an aggregate purchase price of at least $5.0 million of e2’s products and services and paid a downpayment equal to 50% of the aggregate purchase price thereunder, (d) the Insiders agree to vote all ordinary shares held by them in favor of the adoption and approval of the Business Combination Agreement, the Domestication, the Merger and the Transactions and (e) the Insiders agree not to transfer, assign or sell (i) any Class F ordinary shares (including the underlying Class B ordinary shares and Class A ordinary shares) held by it, him or her until six months after the date of Closing, subject to certain exceptions, and (ii) any warrants that were issued by NETD in a private placement in connection with its initial public offering, or Class A ordinary share underlying such warrants, held by it, him or her until 30 days after the date of Closing.

Corporate Services Agreement

On February 11, 2025, Nabors Corporate Services, Inc. (“Nabors Corporate”), an affiliate of the Sponsor, entered into a Corporate Services Agreement with e2, pursuant to which Nabors Corporate may provide, if requested by e2, certain services related to compliance program support, investor relations support, United States human resources support and global tax support, among other things, to e2. In each case, the specific services to be provided will be set forth in one or more written statements of work, which will govern the compensation, term and other rights/responsibilities due to each party.

Deferred Underwriting Fee Waiver

On February 10, 2025, the Company received a waiver letter from Wells Fargo Securities, LLC (“Wells Fargo”) for its’ portion of the deferred underwriting fee, accrued in connection with the Initial Public Offering. This waiver will result in a decrease of the deferred underwriting fee payable balance by approximately $2.7 million. The deferred underwriting discounts and commissions were to become payable to Wells Fargo from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the Underwriting Agreement. Accordingly, the Company does not owe Wells Fargo deferred underwriting discounts and commissions in connection with the proposed business combination, as the Company did not engage Wells Fargo to perform, nor did Wells Fargo perform, any work on the proposed business combination. The Company expects to use the funds previously reserved for these deferred underwriting discounts and commissions to pay additional transaction expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of these limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are as follows:

Name	Age	Position
Anthony G. Petrello	69	President, Chief Executive Officer, Secretary and Chairman
William J. Restrepo	65	Chief Financial Officer
Guillermo Sierra	40	Vice President-Energy Transition
Colleen Calhoun	58	Director
Stephen M. Trauber	62	Director
Colin Richardson	63	Director

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

Colleen Calhoun has been a member of our board of directors since July 2023. Ms. Calhoun has served as Operating Partner at Engine Ventures, an investment firm focusing on climate change human health and advanced systems and infrastructure, since April 2023. Ms. Calhoun served as a director of NETC I from November 2021 until the completion of NETC I’s business combination on December 18, 2023. Ms. Calhoun previously served as Vice President of Spruce Power (formerly known as XL Fleet) (NYSE: SPRU), a provider of fleet electrification solutions, and General Manager of XL Grid, a division of Spruce Power, from January 2021 to February 2023. Prior to this, Ms. Calhoun served as Founder and Principal Advisor at Helios Consulting, LLC from November 2019 to December 2020. Ms. Calhoun spent twenty-five years at GE across several roles at the company, including Chief Marketing Officer and Head of Business Development (August 2018 to October 2019) and Head of Business Development and Partnerships (January 2016 to August 2018) at GE Current, a leading provider of energy efficiency and digital productivity solutions for commercial buildings and cities, where she was instrumental in the divesture of the business from GE in 2019; Global Senior Director of Energy Ventures at GE Ventures (January 2013 to December 2015); Executive Director, Marketing, Strategy and Project Development at GE Power & Water (October 2010 to December 2012); and Managing Director, Global Growth Markets at GE Energy Financial Services (January 2006 to September 2010). Ms. Calhoun is presently a member of the board of directors at Vast Renewables Limited (NASDQ:VSTE), and served on the board of directors of Evergreen Climate Innovations (formerly known as Clean Energy Trust) until February 2023, Quaise Energy, Inc. until May 2023, and Via Separations until December 2024. She also previously served on the Advisory Board at NYSERDA REV Connect. Ms. Calhoun earned her bachelor’s degree in engineering from the University of Pennsylvania and an MBA from the University of Michigan.

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

Colin Richardson has been a member of our board of directors since June 2024. Mr. Richardson has served as a Managing Director at MA Financial Australia since 2013. He also sits on various investment committees for funds managed by MA Financial Group and is Chairman of MA Money, a residential mortgage origination company within the MA Financial Group. Mr. Richardson has over three decades of investment banking experience advising clients on mergers and acquisitions and strategic advisory transactions across a variety of industries. Mr. Richardson was previously a Managing Director at Rothschild, a Managing Director and Head of M&A for Australia and New Zealand at Citigroup and a Managing Director in M&A at Deutsche Bank. Prior to joining Deutsche Bank, Mr. Richardson worked at SG Hambros, formerly known as Hambros Bank, in Australia and London. He served on the board of Hockey NSW for three years, followed by three years on the board of Hockey Australia. He was also the inaugural Chair of Hockey 1, which is Australia’s premier domestic hockey competition. Mr. Richardson also holds positions on the boards of various Twynam Group Companies and currently serves as a director of Vast Renewables Limited (Nasdaq: VSTE). Mr. Richardson holds a B.A. from Hull University.

We believe Mr. Richardson’s extensive skill and experience in strategic advisory, mergers and acquisitions and finance, coupled with his leadership and managerial expertise in the financial and energy industries (among others), adds significant value and depth of insight to our board of directors.

Number and Terms of Office of Officers and Directors

We have four directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors elected prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Colleen Calhoun, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Stephen M. Trauber, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Anthony G. Petrello and Colin Richardson, will expire at the third annual general meeting. We may not hold an annual general meeting until after we consummate our initial business combination.

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

Audit Committee

We have established an audit committee of the board of directors. Colleen Calhoun, Stephen M. Trauber and Colin Richardson serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Colleen Calhoun, Stephen M. Trauber and Colin Richardson are independent.

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

Insider Trading Policy

We have not adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees, or the registrant itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. We expect that such a policy will be adopted by the post-business combination company in connection with a business combination transaction.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Anthony G. Petrello	Nabors Industries Ltd.	Oilfield Services	Chairman, President, Chief Executive Officer and Director
	Greens Road Energy II LLC	Energy Services	Sole Managing Member
	Hilcorp Energy Company	Energy	Director
William J. Restrepo	Nabors Industries Ltd.	Oilfield Services	Chief Financial Officer
	Vast Renewables Limited	Renewable Energy	Director
Guillermo Sierra	Nabors Industries Ltd.	Oilfield Services	Vice President-Strategic Initiatives, Energy Transition
Colleen Calhoun	The Engine	Investments	Operating Partner
	Vast Renewables Limited	Renewable Energy	Director
Stephen M. Trauber	NEXT Renewable Fuels, Inc.	Biofuels	Director
	Moelis & Company	Investment	Managing Director and Chairman and Global Head of Energy and Clean Technology
Colin Richardson	MA Financial Australia	Investments	Managing Director
	Vast Renewables Limited	Renewable Energy	Director
	Twynam Group Companies	Investments	Director

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our ordinary shares must report their initial ownership of our ordinary shares and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. Based on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for the fiscal year ended December 31, 2024, were complied with by each person who at any time during the fiscal year was a director or an executive officer or held more than 10% of our ordinary shares.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Party Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2025:

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

Name and Address of Beneficial Owner (1)
	Number of
	Shares	Approximate
	Beneficially	Outstanding
	Owned	Ordinary Shares
Nabors Energy Transition Sponsor II LLC (our sponsor)(2)(3)	7,475,000	19.6%
Wealthspring Capital LLC (4)	3,250,848	8.5%
Karpus Investment Management (5)	3,000,315	7.9%
HCG Investment Management Inc. (6)	2,702,996	7.1%
First Trust Merger Arbitrage Fund (7)	2,608,827	6.8%
First Trust Capital Management L.P. (7)	2,790,622	7.3%
AQR Capital Management, LLC (8)	2,339,997	6.1%
Anthony G. Petrello (2)(3)	7,475,000	19.6%
William J. Restrepo (3)	1,000	*
Guillermo Sierra (3)	—	—
Colleen Calhoun (2)	50,000	*
Stephen M. Trauber (2)(3)	50,000	*
Colin Richardson (2)	50,000	*
All executive officers and directors as a group (6 individuals)	7,626,000	20.0%
*	Less than one percent.
(1)	This table is based on 38,125,000 ordinary shares outstanding at March 28, 2025, of which 30,500,000 were Class A ordinary shares and 7,625,000 were Class F ordinary shares. Unless otherwise noted, the business address of each of the following entities or individuals is 515 West Greens Road, Suite 1200, Houston, Texas 77067.
(2)	Interests shown consist solely of founder shares, classified as Class F ordinary shares. Such shares will automatically convert into Class B ordinary shares at the time of our initial business combination on a one-for-one basis, or earlier at the option of the holder, subject to forfeiture. Prior to and following our initial business combination, each Class B ordinary share will be convertible, at the option of the holder, into one of our Class A ordinary shares, subject to adjustment.
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
(4)	According to Schedule 13G filed with the SEC on January 10, 2024 on behalf of Wealthspring Capital LLC, a Delaware limited liability company (“Wealthspring”), and Matthew Simpson, a U.S. citizen and manager of Wealthspring, each of Wealthspring and Matthew Simpson may be deemed to beneficially own the shares reported herein. The business address for Wealthspring and Matthew Simpson is 2 Westchester Park Drive, Suite 108, West Harrison NY 10604.
(5)	According to Schedule 13G filed with the SEC on November 13, 2024 on behalf of Karpus Investment Management Inc., d/b/a Karpus Investment Management, a New York corporation (“Karpus”), Karpus is a registered adviser under Section 203 of the Investment Advisers Act of 1940 and is controlled by City of London Investment Group plc (“CLGC”), which is listed on the London Stock Exchange. The business address of Karpus is 183 Sully’s Trail, Pittsford, New York 14534.
(6)	According to Schedule 13G filed with the SEC on February 14, 2024 on behalf of HGC Investment Management Inc., a company incorporated under the laws of Canada (“HGC”), HGC serves as the investment manager to The HGC Fund LP, an Ontario limited partnership (the “Fund”), with respect to the Class A ordinary shares held by HGC on behalf of the Fund. The business address of HGC is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.
(7)	According to Schedule 13G/A filed with the SEC on November 15, 2024 jointly on behalf of First Trust Merger Arbitrage Fund, a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940 (“VARBX”), First Trust Capital Management L.P., an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940 and (iii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts” and such entity, “FTCM”), First Trust Capital Solutions L.P., a Delaware limited partnership and control person of FTCM (“FTCS”) and FTCS Sub GP LLC, a Delaware limited liability company and control person of FTCM, as investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including the Ordinary Shares of the Issuer) as well as the authority to purchase, vote and dispose of securities, and thus may be deemed the beneficial owner of any shares of the Issuer’s Ordinary Shares held in the Client Accounts. The business address of FTCM, FTCS and Sub GP is 225. W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.
(8)	According to Schedule 13G filed with the SEC on November 14, 2024 jointly on behalf of AQR Capital Management, LLC, a Delaware limited liability company, AQR Capital Management Holdings, LLC, a Delaware limited liability company and AQR Arbitrage, LLC, a Delaware limited liability company (collectively, “AQR”), may be deemed to beneficially own the shares reported herein. The business address of AQR is One Greenwich Plaza, Greenwich, CT 06830.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On April 24, 2023, our sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in exchange for issuance of 5,750,000 Class F ordinary shares. On June 16, 2023, the Company issued 2,875,000 additional founder shares to our sponsor in connection with a share capitalization, resulting in our sponsor holding an aggregate of 8,625,000 founder shares, for approximately $0.003 per share. In connection with the Initial Public Offering, our sponsor forfeited a total of 100,000 founder shares and 50,000 founder shares were issued to each of our independent directors. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 units expired and 1,000,000 Class F ordinary shares were forfeited, resulting in our sponsor and the Company’s independent directors holding an aggregate of 7,625,000 Class F ordinary shares. On June 25, 2024, the Company appointed a third independent director, and the sponsor transferred 50,000 Class F ordinary shares held by the sponsor to the newly appointed independent director.

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

In addition, in order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2024 and 2023, the Company had no borrowings under the Working Capital Loans.

Overfunding Convertible Notes – Related Party

On July 18, 2023, concurrently with the closing of the Initial Public Offering, direct or indirect owners of our sponsor loaned the Company a total of $3,050,000, and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000 as of the closing of the Initial Public Offering at no interest. The overfunding loans will be repaid upon the closing of an initial business combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at our sponsor’s discretion, which warrants will be identical to the private placement warrants. The overfunding loans were extended in order to ensure that the amount in the trust account is $10.10 per public share at the closing of the Initial Public Offering. If the Company does not complete an initial business combination, the Company will not repay the overfunding loans from amounts held in the trust account, and the trust account proceeds will be distributed to the Company’s public shareholders, subject to the limitations described herein; however, the Company may repay the overfunding loans if there are funds available outside the trust account to do so. As of December 31, 2024 and 2023, there is $3,050,000 outstanding under the overfunding loans.

Administrative Support Agreement

The Company entered into an agreement which provides that, commencing on July 14, 2023 through the earlier of consummation of an initial business combination and the Company’s liquidation, the Company will reimburse our sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. For the year ended December 31, 2024 and for the period from April 12, 2023 (inception) to December 31, 2023, the Company incurred $180,000 and $82,500, respectively, in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheets.

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

Sponsor Letter

On February 11, 2025, in connection with the Business Combination Agreement, the Insiders entered into the Sponsor Letter, pursuant to which, among other things, (a) the Insiders agreed to waive the anti-dilution rights set forth in NETD’s organizational documents, (b) under certain circumstances, Sponsor agreed to forfeit, or cause one or more of its members or its or their affiliates to forfeit, a number of Class F ordinary shares, (c) Nabors Lux agrees to forfeit, or cause one or more of its subsidiaries or their respective affiliates to forfeit, 1,000,000 Class F ordinary shares (or NETD Class F Common Stock after giving effect to the Domestication) immediately prior to the Closing if at such time, Nabors Lux (or its subsidiaries or their respective affiliates) has not delivered an executed purchase order for an aggregate purchase price of at least $5.0 million of e2’s products and services and paid a downpayment equal to 50% of the aggregate purchase price thereunder, (d) the Insiders agree to vote all Ordinary Shares held by them in favor of the adoption and approval of the Business Combination Agreement, the Domestication, the Merger and the Transactions and (e) the Insiders agree not to transfer, assign or sell (i) any Class F ordinary shares (including the underlying Class B ordinary shares and Class A ordinary shares) held by it, him or her until six months after the date of Closing, subject to certain exceptions, and (ii) any warrants that were issued by NETD in a private placement in connection with its initial public offering, or Class A ordinary share underlying such warrants, held by it, him or her until 30 days after the date of Closing.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our Form 8-K financial statements and other required filings with the SEC during the year ended December 31, 2024 and the period from April 12, 2023 (inception) through December 31, 2023 totaled $75,920 and $76,440, respectively. This amount include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2024 and the period from April 12, 2023 (inception) through December 31, 2023.

Tax Fees. During the year ended December 31, 2024 and the period from April 12, 2023 (inception) through December 31, 2023, Withum did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2024 and the period from April 12, 2023 (inception) through December 31, 2023, Withum did not render any services to us other than those set forth above.

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

2.1#

Business Combination Agreement, dated as of February 11, 2025, by and among NETD, Merger Sub and e2 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on February 12, 2025).

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

4.3	Description of Securities of Nabors Energy Transition Corp. II (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-41744) filed on March 27, 2024).
4.4	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
4.5	Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
4.6	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
4.7	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-272810), filed June 21, 2023).
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
10.8

Form of Stockholder and Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on February 12, 2025).

10.9

Support Agreement, dated as of February 11, 2025, by and among NETD and certain unitholders of e2 named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on February 12, 2025).

10.10

Sponsor Letter, dated as of February 11, 2025, by and among e2, NETD, NETD’s officer and directors, Sponsor, Nabors Lux and certain other security holders named therein. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on February 12, 2025).

10.11	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on February 12, 2025).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer.
32.1*

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and William Restrepo, Chief Financial Officer.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001-41744) filed with the SEC on March 27, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Identifies management contracts and compensatory plans or arrangements
#	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS ENERGY TRANSITION CORPORATION II

By:	/s/ Anthony G. Petrello
Date: March 28, 2025
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

Name	Title	Date

/s/ Anthony G. Petrello	Chief Executive Officer	March 28, 2025
Anthony G. Petrello	(Principal Executive Officer)

/s/William Restrepo	Chief Financial Officer	March 28, 2025
William Restrepo	(Principal Financial and Accounting Officer)

/s/ Colleen Calhoun	Director	March 28, 2025
Colleen Calhoun

/s/ Stephen M. Trauber	Director	March 28, 2025
Stephen M. Trauber

/s/ Colin Richardson	Director	March 28, 2025
Colin Richardson