Form 10-K/A
period 2024-12-31
Nabors Energy Transition Corp. II
filed 2025-04-02
CIK 1975218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Nabors Energy Transition Corp. II (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”) solely to include WithumSmith+Brown, PC’s conformed signature in WithiumSmith+Brown, PC’s “Report of Independent Registered Public Accounting Firm” (the “Audit Report”). The signed Audit Report was provided to the Company prior to the filing of the 2024 Form 10-K, but the conformed signature in the Audit Report was inadvertently omitted from the 2024 Form 10-K. No other changes have been made to the 2024 Form 10-K.

This Amendment does not reflect events occurring after the filing of the 2024 Form 10-K, does not update disclosures contained in the 2024 Form 10-K and does not modify or amend the 2024 Form 10-K except as specifically described above. Pursuant to Rule 12b-15 of the Securities Exchange  Act of 1934, as amended, this Amendment contains the complete text of Item 8. Financial Statements and Supplementary Data and the certifications of the Company’s  Principal Executive Officer and Principal Financial Officer required under Item 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, as well as updated inline XBRL exhibits.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 100)	75
Financial Statements:
Balance Sheets as of December 31, 2024 and 2023	76
Statements of Operations for the year ended December 31, 2024 and the period from April 12, 2023 (inception) through December 31, 2023	77
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2024 and the period from April 12, 2023 (inception) through December 31, 2023	78
Statements of Cash Flows for the year ended December 31, 2024 and the period from April 12, 2023 (inception) through December 31, 2023	79
Notes to Financial Statements	80

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
Date: April 1, 2025
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony G. Petrello and William Restrepo and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony G. Petrello	Chief Executive Officer	April 1, 2025
Anthony G. Petrello	(Principal Executive Officer)

/s/William Restrepo	Chief Financial Officer	April 1, 2025
William Restrepo	(Principal Financial and Accounting Officer)

/s/ Colleen Calhoun	Director	April 1, 2025
Colleen Calhoun

/s/ Stephen M. Trauber	Director	April 1, 2025
Stephen M. Trauber

/s/ Colin Richardson	Director	April 1, 2025
Colin Richardson