Form 10-Q
period 2025-03-31
Nabors Energy Transition Corp. II
filed 2025-05-14
CIK 1975218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, there were 30,500,000 Class A ordinary shares, par value $0.0001 per share, 0 Class B ordinary shares, par value $0.0001 per share, and 7,625,000 Class F ordinary shares, par value $0.0001 per share, issued and outstanding.

NABORS ENERGY TRANSITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$1,459,812	$1,599,682
Prepaid expenses	66,250	5,000
Short-term prepaid insurance	70,563	130,475
Total current assets	1,596,625	1,735,157

Cash and marketable securities held in Trust Account	335,111,576	331,781,130
Total Assets	$336,708,201	$333,516,287

Liabilities, Class A Ordinary Shares Subject to Possible Redemptions, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$539,539	$296,368
Due to affiliate	—	17,351
Total current liabilities	539,539	313,719

Overfunding convertible notes – related parties	3,050,000	3,050,000
Deferred legal fees	5,848,851	3,759,253
Deferred underwriting fee payable	8,006,250	10,675,000
Total Liabilities	17,444,640	17,797,972

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 30,500,000 shares at redemption value of $10.99 and $10.88 per share as of March 31, 2025 and December 31, 2024, respectively	335,111,576	331,781,130

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 30,500,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,625,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	763	763
Additional paid-in capital	—	—
Accumulated deficit	(15,848,778)	(16,063,578)
Total Shareholders’ Deficit	(15,848,015)	(16,062,815)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemptions, and Shareholders’ Deficit	$336,708,201	$333,516,287

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024
General and administrative expenses	$2,453,950	$265,478
Loss from operations	(2,453,950)	(265,478)

Other income:
Interest earned on cash and marketable securities held in Trust Account	3,330,446	4,062,370
Total other income	3,330,446	4,062,370
Net income	$876,496	$3,796,892

Basic and diluted weighted average shares outstanding, Class A ordinary shares	30,500,000	30,500,000
Basic and diluted net income per share, Class A ordinary shares	$0.02	$0.10

Basic and diluted weighted average shares outstanding, Class F ordinary shares	7,625,000	7,625,000
Basic and diluted net income per share, Class F ordinary shares	$0.02	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	—	$—	7,625,000	$763	$—	$(16,063,578)	$(16,062,815)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(661,696)	(661,696)
Net income	—	—	—	—	—	—	—	876,496	876,496
Balance – March 31, 2025	—	$—	—	$—	7,625,000	$763	$—	$(15,848,778)	$(15,848,015)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	—	$—	—	$—	7,625,000	$763	$—	$(11,902,344)	$(11,901,581)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(4,062,370)	(4,062,370)
Net income	—	—	—	—	—	—	—	3,796,892	3,796,892
Balance – March 31, 2024	—	$—	—	$—	7,625,000	$763	$—	$(12,167,822)	$(12,167,059)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$876,496	$3,796,892
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(3,330,446)	(4,062,370)
Changes in operating assets and liabilities:
Prepaid expenses	(61,250)	6,039
Short-term prepaid insurance	59,912	—
Long-term prepaid insurance	—	59,912
Accounts payable and accrued expenses	243,171	58,990
Due to affiliate	(17,351)	—
Deferred legal fee payable	2,089,598	91,977
Net cash used in operating activities	(139,870)	(48,560)

Net Change in Cash	(139,870)	(48,560)
Cash – Beginning of period	1,599,682	1,984,344
Cash – End of period	$1,459,812	$1,935,784

Non-Cash investing and financing activities:
Reduction in deferred underwriting fee payable	$(2,668,750)	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Nabors Energy Transition Corp. II (“Company”) was incorporated in the Cayman Islands on April 12, 2023. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company intends to identify solutions, opportunities, companies or technologies that focus on advancing the energy transition; specifically, ones that facilitate, improve or complement the reduction of carbon or greenhouse gas emissions while satisfying growing energy consumption across markets globally.

The Company has one wholly owned subsidiary, Liffey Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), which was formed on January 31, 2025.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

On February 11, 2025, the Company, Merger Sub, and e2 (defined in Note 6), entered into a business combination agreement and plan of reorganization. Refer to Note 6 for further information.

As of March 31, 2025, the Company had not yet commenced operations. All activity for the period from April 12, 2023 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and will generate non-operating income in the form of interest income on permitted investments and cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Going Concern Consideration

As of March 31, 2025, the Company had $1,459,812 in the operating bank account and working capital of $1,057,086. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on April 2, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,459,812 and $1,599,682 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

Cash and Marketable Securities in Trust Account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills. The Company’s marketable securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the unaudited condensed consolidated statements of operations. For the periods ended March 31, 2025 and 2024, the Company did not withdraw any interest earned on the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants), and as such, the initial carrying values of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

At March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2023	$315,668,115
Plus:
Accretion of carrying value to redemption value	16,113,015
Class A ordinary shares subject to possible redemption, December 31, 2024	331,781,130
Plus:
Waiver of deferred underwriting fee payable allocated to ordinary shares	2,668,750
Accretion of carrying value to redemption value	661,696
Class A ordinary shares subject to possible redemption, March 31, 2025	$335,111,576

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement, and any warrants issued in connection with the related party convertible promissory note, since the exercise of the warrants and the conversion of the related party convertible promissory note is contingent upon the occurrence of future events. The warrants are exercisable to purchase 24,790,000 Class A ordinary shares in the aggregate 30 days after the completion of a Business Combination. The related party convertible promissory note is convertible into 3,050,000 warrants upon the closing of a Business Combination. As of March 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2025			2024
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and Diluted net income per ordinary share
Numerator:
Allocation of net income	$701,197	$—	$175,299	$3,037,514	$—	$759,378
Denominator:
Basic and Diluted weighted average shares outstanding	30,500,000	—	7,625,000	30,500,000	—	7,625,000
Basic and Diluted net income per ordinary share	$0.02	$—	$0.02	$0.10	$—	$0.10

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

Share-Based Compensation

The Company adopted ASC Topic 718, “Compensation—Stock Compensation”, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expense is included in costs and operating expenses depending on the nature of the services provided in the unaudited condensed consolidated statements of operations.

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

On July 13, 2023, the Company, the Sponsor and the Company’s two independent directors entered into securities agreements in which the Sponsor forfeited 100,000 Class F ordinary shares and in turn the Company issued the same number of Class F ordinary shares to the Company’s two independent directors (50,000 Class F ordinary shares to each director). On June 25, 2024, the Company appointed a third independent director to its board of directors. In connection with such appointment, the Sponsor transferred 50,000 Class F ordinary shares held by the Sponsor to the newly appointed independent director. The 150,000 total Class F ordinary shares held by the independent directors are subject to forfeiture if the independent directors are removed or resign from the Company’s board of directors before the Company’s initial Business Combination. The forfeiture of the Founder Shares by the Sponsor, and subsequent issuance of the Founder Shares by the Company to the Company’s initial two independent directors and the transfer of Founder Shares by the Sponsor to the third independent director, is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has estimated that the fair value of the Founder Shares granted to the Company’s independent directors, on July 13, 2023 and June 25, 2024, were approximately $59,000 and $31,664, respectively, using the Black - Scholes option - pricing model. The following assumptions were used in the valuation of Founder Shares issued and transferred, as applicable, to the independent directors on July 13, 2023 and June 25, 2024, respectively: (1) risk - free rate of 3.91% and 5.10%, (2) market price of $10.12 and $10.55, and (3) present value factor of 0.97 and 1.00. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial Business Combination). Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of March 31, 2025, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of the Class F ordinary shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class F ordinary shares. A total of $290 and $0 was received by the Company on July 13, 2023 and June 25, 2024, respectively.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Overfunding Convertible Notes – Related Party

On July 18, 2023, concurrently with the closing of the Initial Public Offering, direct or indirect owners of the Sponsor loaned the Company a total of $3,050,000 and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000 as of the closing of the Initial Public Offering at no interest (the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans were extended in order to ensure that the amount in the Trust Account is $10.10 per public share at the closing of the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders, subject to the limitations described herein; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options,” and the notes did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” At March 31, 2025 and December 31, 2024, there is $3,050,000 outstanding under the Overfunding Loans. As the settlement or liquidation of amounts of overfunding loans are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Administrative Support Agreement

The Company entered into an agreement which provides that, commencing on July 14, 2023 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. For the three months ended March 31, 2025 and 2024, the Company incurred $45,000, each, in fees for these services of which such amount is included in accrued expenses in the accompanying condensed consolidated balance sheets. Accrued expenses under this agreement total $307,500 and $262,500 as of March 31, 2025 and December 31, 2024, respectively.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

On February 10, 2025, the Company received a waiver letter from Wells Fargo Securities, LLC (“Wells Fargo”) for its portion of the deferred underwriting fee, accrued in connection with the Initial Public Offering. This waiver will result in a decrease of the deferred underwriting fee payable balance by $2,668,750. The deferred underwriting discounts and commissions were to become payable to Wells Fargo from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the Underwriting Agreement. Accordingly, the Company does not owe Wells Fargo deferred underwriting discounts and commissions in connection with the proposed business combination, as the Company did not engage Wells Fargo to perform, nor did Wells Fargo perform, any work on the proposed business combination. The Company expects to use the funds previously reserved for these deferred underwriting discounts and commissions to pay additional transaction expenses.

Deferred Legal Fees

As of March 31, 2025 and December 31, 2024, the Company had a total of $5,848,851 and $3,759,253 of deferred legal fees, respectively, of which $250,000 is related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024.

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

Furthermore, there is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the new presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade—including additional tariffs, trade barriers, and other similar measures—could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly. Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, conflicts in the Middle East and around the Red Sea and subsequent sanctions or related actions, including the imposition of tariffs, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

Business Combination Agreement and Plan of Reorganization

On February 11, 2025, the Company, Merger Sub, and e2, entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement” and the transactions contemplated therein, the “Transactions”), pursuant to which, on the business day following the date of the effective time of the Domestication (as defined below) (the “Domestication Date”) or such later date as the parties may agree in writing that is no more than two business days after the Domestication Date, and no later than three business days following the satisfaction or waiver of all of the conditions to Closing (other than those conditions that by their nature are to be satisfied at the Closing, but are subject to the satisfaction or waiver of those conditions at such time), and subject to certain conditions contained therein, Merger Sub will merge with and into e2 (the “Merger”), with e2 surviving the Merger as a wholly owned subsidiary of NETD. NETD will be renamed “e2Companies, Inc.” (“New e2”) at the effective time of the Merger (“Effective Time”). The announcement of the Transactions was filed with the SEC on a Current Report on Form 8-K on February 12, 2025. Prior to the Effective Time, NETD will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law (the “DGCL”) and the applicable provisions of the Cayman Islands Companies Law. The consummation of the transactions contemplated by the Business Combination Agreement is subject to approval of our shareholders and the satisfaction of other customary closing conditions.

In connection with the Business Combination Agreement, we entered into the following agreements:

Support Agreement

On February 11, 2025, (i) NETD; (ii) Iepreneur Consulting, LLC, Avanti Insieme, LLC and LK Capital, LLC (each, a “Written Consent Party”); and (iii) Luce SDIRAI, LLC (together with the Written Consent Parties, the “e2 Parties”), each of which is a holder of e2 Class A Units, entered into the Support Agreement (the “Support Agreement”), pursuant to which, among other things, (a) the Written Consent Parties agreed to (i) vote all of their Class A units of e2 (the “e2 Class A Units”) in favor of the approval and adoption of the Transactions, including agreeing to execute the written consent of the requisite holders of e2 Class A Units in favor of the adoption of the Business Combination Agreement, the merger and all other Transactions (the “Written Consent”) within forty-eight hours of the registration statement on Form S-4 (together will all amendments thereto, the “Registration Statement”) becoming effective and (ii) not enter into any tender or voting arrangement that is inconsistent with the Support Agreement; and (b) the e2 Parties (i) agreed to not transfer any of their e2 Class A Units (or enter into any arrangement with respect thereto), subject to certain customary exceptions and (ii) acknowledged and agreed to waive any appraisal rights or dissenters’ rights under the Florida Revised Limited Liability Company act or any other applicable law with respect to their e2 Class A Units in connection with the Merger.

Sponsor Letter

On February 11, 2025, e2, NETD, Sponsor, Nabors Lux, and each of the other signatories thereto (together with Sponsor and Nabors Lux, the “Insiders”) entered into a letter agreement (the “Sponsor Letter”), pursuant to which, among other things, (a) the Insiders agreed to waive the anti-dilution rights set forth in NETD’s organizational documents; (b) under certain circumstances, Sponsor agreed to forfeit, or cause one or more of its members or its or their affiliates to forfeit, a number of Class F ordinary shares; (c) Nabors Lux agrees to forfeit, or cause one or more of its subsidiaries or their respective affiliates to forfeit, 1,000,000 Class F ordinary shares (or one share of Class F common stock), par value $0.0001 per share, of NETD (the “NETD Class F Common Stock”) after giving effect to the domestication of NETD as a Delaware corporation in accordance with Section 388 of the DGCL (the “Domestication”) immediately prior to the closing of the Transactions (the “Closing”) if at such time, Nabors Lux (or its subsidiaries or their respective affiliates) has not delivered an executed purchase order for an aggregate purchase price of at least $5.0 million of e2’s products and services and paid a downpayment equal to 50% of the aggregate purchase price thereunder; (d) the Insiders agree to vote all ordinary shares held by them in favor of the adoption and approval of the Business Combination Agreement, the Domestication, the Merger and the Transactions; and (e) the Insiders agree not to transfer, assign or sell (i) any Class F ordinary shares (including the underlying Class B ordinary shares and Class A ordinary shares) held by it, him or her until six months after the date of Closing, subject to certain exceptions and (ii) any warrants that were issued by NETD in a private placement in connection with its initial public offering, or Class A ordinary share underlying such warrants, held by it, him or her until 30 days after the date of Closing.

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 30,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were no Class B ordinary shares issued or outstanding.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Warrants — At March 31, 2025 and December 31, 2024, there are 24,790,000 warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). While the Company has registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act as part of the registration statement for the Company’s Initial Public Offering, the Company does not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post- effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

At March 31, 2025, assets held in the Trust Account were comprised of $335,110,435 in U.S. Treasury bills and $1,141 in cash. At December 31, 2024, assets held in the Trust Account was comprised of $331,781,130 in cash. During the period from April 12, 2023 (inception) through March 31, 2025, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2025	2024
Assets:
Marketable securities held in Trust Account	1	$335,110,435	$—

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statement of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets.When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the three months ended
	March 31,	March 31,
	2025	2024
General and administrative expenses	$2,453,950	$265,478
Interest earned on cash and marketable securities held in Trust Account	$3,330,446	$4,062,370

NABORS ENERGY TRANSITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

	As of March 31,	As of December 31,
	2025	2024
Cash	$1,459,812	$1,599,682
Cash and marketable securities held in Trust Account	$335,111,576	$331,781,130

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Nabors Energy Transition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Nabors Energy Transition Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

In connection with the Business Combination Agreement, we entered into the following agreements:

Support Agreement

On February 11, 2025, the e2 Parties, each of which is a holder of e2 Class A Units, entered into the Support Agreement, pursuant to which, among other things, (a) the Written Consent Parties agreed to (i) vote all of their e2 Class A Units in favor of the approval and adoption of the Transactions, including agreeing to execute the Written Consent within forty-eight hours of the Registration Statement becoming effective and (ii) not enter into any tender or voting arrangement that is inconsistent with the Support Agreement; and (b) the e2 Parties (i) agreed to not transfer any of their e2 Class A Units (or enter into any arrangement with respect thereto), subject to certain customary exceptions and (ii) acknowledged and agreed to waive any appraisal rights or dissenters’ rights under the Florida Revised Limited Liability Company act or any other applicable law with respect to their e2 Class A Units in connection with the Merger.

Sponsor Letter

On February 11, 2025, the Insiders entered into the Sponsor Letter, pursuant to which, among other things, (a) the Insiders agreed to waive the anti-dilution rights set forth in NETD’s organizational documents; (b) under certain circumstances, Sponsor agreed to forfeit, or cause one or more of its members or its or their affiliates to forfeit, a number of Class F ordinary shares; (c) Nabors Lux agrees to forfeit, or cause one or more of its subsidiaries or their respective affiliates to forfeit, 1,000,000 Class F ordinary shares (or NETD Class F Common Stock after giving effect to the Domestication) immediately prior to the Closing if at such time, Nabors Lux (or its subsidiaries or their respective affiliates) has not delivered an executed purchase order for an aggregate purchase price of at least $5.0 million of e2’s products and services and paid a downpayment equal to 50% of the aggregate purchase price thereunder; (d) the Insiders agree to vote all Ordinary Shares held by them in favor of the adoption and approval of the Business Combination Agreement, the Domestication, the Merger and the Transactions; and (e) the Insiders agree not to transfer, assign or sell (i) any Class F ordinary shares (including the underlying Class B ordinary shares and Class A ordinary shares) held by it, him or her until six months after the date of Closing, subject to certain exceptions and (ii) any warrants that were issued by NETD in a private placement in connection with its initial public offering or Class A ordinary share underlying such warrants, held by it, him or her until 30 days after the date of Closing.

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

In connection with the Closing, we will enter into, among others, the following agreements:

In connection with the Closing, New e2, Sponsor, and certain shareholders of NETD (the “Existing Holders”) and unitholders of e2 (the “e2 Holders”) will enter into the Stockholder and Registration Rights Agreement (the “Stockholder and Registration Rights Agreement”), setting forth certain post-closing governance matters, including:

●	for so long as Nabors Industries Ltd., a Bermuda exempted company (“Nabors”), and its subsidiaries beneficially own at least 50% of the Class A common stock after giving effect to the Transactions (the “New e2 Class A Common Stock”) that Nabors and its subsidiaries collectively beneficially owned immediately following the Closing, Sponsor will have the right to nominate two directors for election to the New e2 board of directors (the “New e2 Board”), with at least one nominee qualifying as “independent” pursuant to the listing standards of the applicable national securities exchange and the other nominee being initially appointed to the class of directors with the longest initial term;
●	for so long as James Richmond (the “e2 Principal Holder”) beneficially owns at least 50% of the New e2 Class A Common Stock that the e2 Principal Holder beneficially owned immediately following Closing, the e2 Principal Holder will have the right to nominate three directors for election to the New e2 Board, with at least two nominees seated at any given time qualifying as “independent” pursuant to the listing standards of the applicable national securities exchange and the remaining nominee being initially appointed to the class of directors with the longest initial term;

●	for so long as each of Nabors and its subsidiaries and the e2 Principal Holder beneficially own an amount of shares of New e2 Class A Common Stock entitling them to their respective nomination rights, sponsor and the e2 Principal Holder will have the right to mutually agree to nominate one director for election to the New e2 Board and determine the Chairman of the New e2 Board, and such director nominee shall qualify as “independent” pursuant to the listing standards of the applicable national securities exchange; provided that, if either Nabors and its subsidiaries or the e2 Principal Holder ceases to own the amount of shares of New e2 Class A Common Stock entitling them to their respective nomination rights, the other party shall have the right to nominate one director for election to the New e2 Board and determine the Chairman of the New e2 Board until such party ceases to own such requisite number of shares of New e2 Class A Common Stock; and
●	for so long as each of Nabors and its subsidiaries and the e2 Principal Holder beneficially own an amount of shares of New e2 Class A Common Stock entitling them to their respective nomination rights, the Chief Executive Officer of e2 will be nominated for election to the New e2 Board.

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

Lock-Up Agreements

In connection with the Closing, New e2 and certain stockholders of New e2 will enter into Lock-Up Agreements (the “Lock-Up Agreements”), pursuant to which such stockholders will agree not to, for a period of six months following Closing, offer, pledge, hypothecate, create a security interest in, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of New e2 Class A Common Stock or any securities convertible into or exercisable or exchangeable for New e2 Class A Common Stock, subject to certain exceptions, including to pay or otherwise offset taxes.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 12, 2023 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues prior to the completion of our initial business combination at the earliest. Following our Initial Public Offering, we generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $876,496, which consists of interest income on marketable securities held in the trust account of $3,330,446, offset by operating costs of $2,453,950.

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

For the three months ended March 31, 2025, cash used in operating activities was $139,870. Net income of $876,496 was affected by interest earned on marketable securities held in the trust account of $3,330,446. Changes in operating assets and liabilities provided $2,314,080 of cash for operating activities.

For the three months ended March 31, 2024, cash used in operating activities was $48,560. Net income of $3,796,892 was affected by interest earned on marketable securities held in the trust account of $4,062,370. Changes in operating assets and liabilities provided $216,918 of cash for operating activities.

As of March 31, 2025, we had cash held in the trust account of $335,111,576 (including $27,061,576 of interest income). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $1,459,812. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, to pay for directors and officers liability insurance premiums.

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

We have determined that mandatory liquidation, should a business combination not occur by July 18, 2025, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, or operating lease obligations, other than an agreement to pay an aggregate of $15,000 per month to an affiliate of our sponsor for office space, utilities, secretarial and administrative support.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6,100,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $10,675,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. On February 10, 2025, the Company received a waiver letter from one of the underwriters for their portion of the deferred underwriting fee, accrued in connection with the Initial Public Offering, reducing the deferred underwriting commission by approximately $2.7 million. The deferred fee of $8,006,250 will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Cash and marketable Securities in Trust Account

As of March 31, 2025, the assets held in the Trust Account were held in U.S. Treasury Bills and cash. As of December 31, 2024, the assets held in the Trust Account were held in cash. We account for marketable securities at fair value on the balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the unaudited condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the fair value of cash and marketable securities held in Trust Account amounts to $335,111,576 and $331,781,130, respectively.

Derivative Financial Instruments

We evaluate the financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and the over-allotment option liability, which was initially measured at fair value of $402,224, was derecognized in the unaudited condensed consolidated statements of operations.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Form on Form 10-K/A filed with the SEC on April 2, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Other than as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Form on Form 10-K/A filed with the SEC on April 2, 2025, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Potential new trade policies, such as tariffs, could adversely affect our search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

There is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the new presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade—including additional tariffs, trade barriers, and other similar measures—could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly. These developments, or the perception that more of them could occur, may materially adversely affect the global economy and stability of global financial markets, potentially reducing trade and depressing economic activity. Such changes in international trade policies may adversely affect our search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination, which could adversely affect our financial condition. The extent of such impacts cannot be predicted at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the quarterly period ended March 31, 2025.

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

10.2

Support Agreement, dated as of February 11, 2025, by and among NETD and certain unitholders of e2 named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on February 12, 2025).

10.3

Sponsor Letter, dated as of February 11, 2025, by and among e2, NETD, NETD’s officer and directors, Sponsor, Nabors Lux and certain other security holders named therein. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on February 12, 2025).

10.4	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on February 12, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
#	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NABORS ENERGY TRANSITION CORP. II

Date: May 14, 2025	By:	/s/ ANTHONY G. PETRELLO
	Name:	Anthony G. Petrello
	Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ WILLIAM RESTREPO
	Name:	William Restrepo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)