Form 10-Q
period 2025-06-30
Nabors Energy Transition Corp. II
filed 2025-08-14
CIK 1975218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 13,724,863 Class A ordinary shares, par value $0.0001 per share, 0 Class B ordinary shares, par value $0.0001 per share, and 7,625,000 Class F ordinary shares, par value $0.0001 per share, issued and outstanding.

NABORS ENERGY TRANSITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$1,178,340	$1,599,682
Prepaid expenses	42,500	5,000
Short-term prepaid insurance	10,651	130,475
Total current assets	1,231,491	1,735,157

Cash and marketable securities held in Trust Account	338,525,863	331,781,130
Total Assets	$339,757,354	$333,516,287

Liabilities, Class A Ordinary Shares Subject to Possible Redemptions, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$429,848	$296,368
Due to affiliate	—	17,351
Total current liabilities	429,848	313,719

Overfunding convertible notes – related parties	3,050,000	3,050,000
Deferred legal fees	6,654,780	3,759,253
Deferred underwriting fee payable	8,006,250	10,675,000
Total Liabilities	18,140,878	17,797,972

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 30,500,000 shares at redemption value of $11.10 and $10.88 per share as of June 30, 2025 and December 31, 2024, respectively	338,525,863	331,781,130

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 30,500,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,625,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	763	763
Additional paid-in capital	—	—
Accumulated deficit	(16,910,150)	(16,063,578)
Total Shareholders’ Deficit	(16,909,387)	(16,062,815)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemptions, and Shareholders’ Deficit	$339,757,354	$333,516,287

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$1,061,372	$259,995	$3,515,322	$525,473
Loss from operations	(1,061,372)	(259,995)	(3,515,322)	(525,473)

Other income:
Interest earned on marketable securities held in Trust Account	3,414,180	3,832,014	6,744,626	7,894,384
Total other income	3,414,180	3,832,014	6,744,626	7,894,384
Net income	$2,352,808	$3,572,019	$3,229,304	$7,368,911

Basic and Diluted weighted average shares outstanding, Class A ordinary shares	30,500,000	30,500,000	30,500,000	30,500,000

Basic and Diluted net income per share, Class A ordinary shares	$0.06	$0.09	$0.08	$0.19

Basic and Diluted weighted average shares outstanding, Class F Ordinary Shares	7,625,000	7,625,000	7,625,000	7,625,000

Basic and Diluted net income per share, Class F Ordinary Shares	$0.06	$0.09	$0.08	$0.19

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	—	$—	7,625,000	$763	$—	$(16,063,578)	$(16,062,815)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(661,696)	(661,696)
Net income	—	—	—	—	—	—	—	876,496	876,496
Balance – March 31, 2025	—	—	—	—	7,625,000	763	—	(15,848,778)	(15,848,015)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(3,414,180)	(3,414,180)
Net income	—	—	—	—	—	—	—	2,352,808	2,352,808
Balance – June 30, 2025	—	$—	—	$—	7,625,000	$763	$—	$(16,910,150)	$(16,909,387)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	—	$—	—	$—	7,625,000	$763	$—	$(11,902,344)	$(11,901,581)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(4,062,370)	(4,062,370)
Net income	—	—	—	—	—	—	—	3,796,892	3,796,892
Balance – March 31, 2024	—	—	—	—	7,625,000	763	—	(12,167,822)	(12,167,059)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(3,832,014)	(3,832,014)
Net income	—	—	—	—	—	—	—	3,572,019	3,572,019
Balance – June 30, 2024	—	$—	—	$—	7,625,000	$763	$—	$(12,427,817)	$(12,427,054)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$3,229,304	$7,368,911
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,744,626)	(7,894,384)
Changes in operating assets and liabilities:
Prepaid expenses	(37,500)	(33,111)
Due to affiliate	(17,351)	—
Short-term prepaid insurance	119,824	—
Long-term prepaid insurance	—	119,824
Accounts payable and accrued expenses	133,480	70,744
Deferred legal fee payable	2,895,527	165,601
Net cash used in operating activities	(421,342)	(202,415)

Net Change in Cash	(421,342)	(202,415)
Cash – Beginning of period	1,599,682	1,984,344
Cash – End of period	$1,178,340	$1,781,929

Non-Cash investing and financing activities:
Reduction in deferred underwriting fee payable	$(2,668,750)	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from April 12, 2023 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and generates non-operating income in the form of interest income on permitted investments and cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

The Company has 25 months from the closing of the Initial Public Offering, or such earlier liquidation date as the Company’s board of directors (the “Board”) may approve, to consummate an initial Business Combination. The Board may extend the date by which the Company has to consummate an initial Business Combination as further described below. If the Company is unable to complete a Business Combination within 25 months, or such earlier liquidation date as the Board may approve, from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (net of any taxes payable by the Company and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On July 16, 2025, the Company held an extraordinary general meeting (the “Extension Meeting”), where shareholders approved and adopted (i) the second amended and restated memorandum and articles of association (the “Amended Articles”), to allow the Board, without another shareholder vote, to elect to extend the date by which the Company has to consummate an initial Business Combination from July 18, 2025 up to twelve times for an additional one month each time to July 18, 2026 (or within 36 months from the consummation of the Initial Public Offering) (the “Monthly Extension Option” and such proposal, the “Extension Amendment Proposal”); and (ii) the amended and restated investment management trust agreement, to reflect the Monthly Extension Option (the “Trust Amendment Proposal”).

On July 17, 2025, the Board elected to extend the date by which the Company has to consummate an initial Business Combination from July 18, 2025 to August 18, 2025 (the “Extension”), as permitted under the Amended Articles. In connection with the Extension, Nabors Lux 2 S.a.r.l., a private limited liability company (société à responsabilité limitée) incorporated in the Grand Duchy of Luxembourg (“Nabors Lux”) deposited $250,000 into the Trust Account.

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

Going Concern Consideration

As of June 30, 2025, the Company had $1,178,340 in the operating bank account and working capital of $801,643. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an Initial Business Combination by August 18, 2025, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an Initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 18, 2025.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on April 2, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,178,340 and $1,599,682 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Cash and Marketable Securities in Trust Account

At June 30, 2025, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills. At December 31, 2024, all of the assets held in the Trust Account were held in cash. The Company’s marketable securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the unaudited condensed consolidated statements of operations. For the periods ended June 30, 2025 and 2024, the Company did not withdraw any interest earned on the Trust Account.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants), and as such, the initial carrying values of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

At June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2023	$315,668,115
Plus:
Accretion of carrying value to redemption value	16,113,015
Class A ordinary shares subject to possible redemption, December 31, 2024	331,781,130
Plus:
Waiver of deferred underwriting fee payable allocated to ordinary shares	2,668,750
Accretion of carrying value to redemption value	4,075,876
Class A ordinary shares subject to possible redemption, June 30, 2025	$338,525,756

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement, and any warrants issued in connection with the related party convertible promissory note, since the exercise of the warrants and the conversion of the related party convertible promissory note is contingent upon the occurrence of future events. The warrants are exercisable to purchase 24,790,000 Class A ordinary shares in the aggregate 30 days after the completion of a Business Combination. The related party convertible promissory note is convertible into 3,050,000 warrants upon the closing of a Business Combination. As of June 30, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2025			2024
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,882,246	$—	$470,562	$2,857,615	$—	$714,404
Denominator:
Basic and Diluted weighted average shares outstanding	30,500,000	—	7,625,000	30,500,000	—	7,625,000
Basic and Diluted net income per ordinary share	$0.06	$—	$0.06	$0.09	$—	$0.09

	For the Six Months Ended June 30,
	2025			2024
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and Diluted net income per ordinary share
Numerator:
Allocation of net income	$2,583,443	$—	$645,861	$5,895,129	$—	$1,473,782
Denominator:
Basic and Diluted weighted average shares outstanding	30,500,000	—	7,625,000	30,500,000	—	7,625,000
Basic and Diluted net income per ordinary share	$0.08	$—	$0.08	$0.19	$—	$0.19

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

On July 13, 2023, the Company, the Sponsor and the Company’s two independent directors entered into securities agreements in which the Sponsor forfeited 100,000 Class F ordinary shares and in turn the Company issued the same number of Class F ordinary shares to the Company’s two independent directors (50,000 Class F ordinary shares to each director). On June 25, 2024, the Company appointed a third independent director to its board of directors. In connection with such appointment, the Sponsor transferred 50,000 Class F ordinary shares held by the Sponsor to the newly appointed independent director. The 150,000 total Class F ordinary shares held by the independent directors are subject to forfeiture if the independent directors are removed or resign from the Board before the Company’s initial Business Combination. The forfeiture of the Founder Shares by the Sponsor, and subsequent issuance of the Founder Shares by the Company to the Company’s initial two independent directors and the transfer of Founder Shares by the Sponsor to the third independent director, is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has estimated that the fair value of the Founder Shares granted to the Company’s independent directors, on July 13, 2023 and June 25, 2024, were approximately $59,000 and $31,664, respectively, using the Black - Scholes option - pricing model. The following assumptions were used in the valuation of Founder Shares issued and transferred, as applicable, to the independent directors on July 13, 2023 and June 25, 2024, respectively: (1) risk - free rate of 3.91% and 5.10%, (2) market price of $10.12 and $10.55, and (3) present value factor of 0.97 and 1.00. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial Business Combination). Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of June 30, 2025, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of the Class F ordinary shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class F ordinary shares. A total of $290 and $0 was received by the Company on July 13, 2023 and June 25, 2024, respectively.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Overfunding Convertible Notes – Related Party

On July 18, 2023, concurrently with the closing of the Initial Public Offering, direct or indirect owners of the Sponsor loaned the Company a total of $3,050,000 and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000 as of the closing of the Initial Public Offering at no interest (the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans were extended in order to ensure that the amount in the Trust Account is $10.10 per public share at the closing of the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders, subject to the limitations described herein; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options,” and the notes did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” At June 30, 2025 and December 31, 2024, there is $3,050,000 outstanding under the Overfunding Loans. As the settlement or liquidation of amounts of overfunding loans are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Administrative Support Agreement

The Company entered into an agreement which provides that, commencing on July 14, 2023 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. For the three and six months ended June 30, 2025, the Company incurred $45,000 and $90,000, respectively, in fees for these services of which such amount is included in accrued expenses in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2024, the Company incurred $45,000 and $90,000 in fees for these services, respectively, of which such amount is included in accrued expenses in the accompanying condensed balance sheets. Accrued expenses under this agreement total $352,500 and $262,500 as of June 30, 2025 and December 31, 2024, respectively.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Deferred Legal Fees

As of June 30, 2025 and December 31, 2024, the Company had a total of $6,654,780 and $3,759,253 of deferred legal fees, respectively, of which $250,000 is related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 30,500,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no Class B ordinary shares issued or outstanding.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

Warrants — At June 30, 2025 and December 31, 2024, there are 24,790,000 warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). While the Company has registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act as part of the registration statement for the Company’s Initial Public Offering, the Company does not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post- effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

At June 30, 2025, assets held in the Trust Account were comprised of $338,525,756 in U.S. Treasury bills and $106 in cash. At December 31, 2024, assets held in the Trust Account was comprised of $331,781,130 in cash. During the period from April 12, 2023 (inception) through June 30, 2025, the Company did not withdraw any interest income from the Trust Account.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2025	2024
Assets:
Marketable securities held in Trust Account	1	$338,525,756	$—

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statement of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General and administrative expenses	$1,061,372	$259,995	$3,515,322	$525,473
Interest earned on cash and marketable securities held in Trust Account	$3,414,180	$3,832,014	$6,744,626	$7,894,384

	As of June 30,	As of December 31,
	2025	2024
Cash	$1,178,340	$1,599,682
Cash and marketable securities held in Trust Account	$338,525,863	$331,781,130

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements except for as follows.

On July 11, 2025, the Company and Merger Sub filed a complaint against e2 in the Delaware Court of Chancery in an action styled Nabors Energy Transition Corp. II, et al. v. e2Companies LLC, 2025-0810-BWD. In the action, the Company and Merger Sub allege that e2 has breached the Business Combination Agreement by, among other things, delaying in completing its obligations to assist with required regulatory filings and otherwise delaying in completing the Business Combination, engaging in non-ordinary course transactions without the Company’s consent, and failing to provide required financials to the Company. The complaint seeks (i) specific performance of e2’s obligations under the Business Combination Agreement, including an order compelling e2 to proceed with the Business Combination, (ii) a declaration that e2 has no valid basis to refuse to close the transactions as contemplated by the Business Combination Agreement, (iii) injunctive relief to prevent further breaches of the Business Combination Agreement, and/or (vi) monetary damages for e2’s breaches. e2 filed its answer and counterclaims on July 31, 2025 and re-filed a corrected version of that document on August 1, 2025. In its counterclaims, e2 (i) claims that the Company, Merger Sub, Sponsor, and Nabors Industries Ltd., a Bermuda exempted company (“Nabors”), fraudulently induced e2 to enter into the Business Combination Agreement, (ii) claims that the Company and Merger Sub have breached the Business Combination Agreement, and (iii) seeks declarations that e2 has not breached that Business Combination Agreement and that e2 can validly terminate the Business Combination Agreement. The Company intends to vigorously defend against e2’s counterclaims. The Court has set the case for a five-day trial to begin on January 12, 2026. The Company is unable to predict the outcome, timing, or any potential loss or recovery related to this matter.

On July 14, 2025, the Company received a waiver letter from Citigroup Global Markets Inc. (“Citi”) for its’ portion of the deferred underwriting fees accrued in connection with the Initial Public Offering. This waiver will result in there no longer being a deferred underwriting fee payable balance. The deferred underwriting discounts and commissions were to become payable to Citi from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the Underwriting Agreement. Accordingly, the Company does not owe Citi deferred underwriting discounts and commissions in connection with the proposed Business Combination The Company expects to use the funds previously reserved for these deferred underwriting discounts and commissions to pay additional transaction expenses.

On July 16, 2025, the Company held the Extension Meeting where shareholders approved the Extension Amendment Proposal and the Trust Amendment Proposal. In connection with the Extension Meeting, shareholders holding 16,775,137 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $186.7 million (or approximately $11.13 per share) was removed from the Trust Account to pay such holders.

On July 17, 2025, the Board approved the Extension, as permitted under the Amended Articles. In connection with the Extension, Nabors Lux deposited $250,000 into the Trust Account.

On July 17, 2025, the Company issued an unsecured promissory note to Nabors Lux, an affiliate of the Sponsor, in the principal amount of $250,000 (the “Extension Note”) in connection with the Extension. The Extension Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the liquidation of the Company on or before August 19, 2025, unless such date is extended pursuant to the Amended Articles, or such later liquidation date as may be approved by the Company’s shareholders.

If the Company consummates an initial Business Combination, it will repay the loan out of the proceeds of the Trust Account or, at the option of the Sponsor, convert all or a portion of the loan into warrants for $1.00 per warrant, which warrants will be identical to the warrants issued by the Company in a private placement in connection with the Initial Public Offering. If the Company does not consummate an initial Business Combination, the Company will repay the loan only from funds held outside of the Trust Account.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A as filed with the SEC on April 2, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Extension

On July 16, 2025, the Company held an extraordinary general meeting, where shareholders approved and adopted (i) the Extension Amendment Proposal and (ii) the Trust Amendment Proposal. In connection with the Extension Meeting, shareholders holding 16,775,137 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $186.7 million (or approximately $11.13 per share) was removed from the Trust Account to pay such holders.

On July 17, 2025, the Board approved the Extension, as permitted under the Amended Articles. In connection with the Extension, Nabors Lux deposited $250,000 into the Trust Account.

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

In connection with the Closing, we will enter into, among others, the following agreements:

In connection with the Closing, New e2, Sponsor, and certain shareholders of NETD (the “Existing Holders”) and unitholders of e2 (the “e2 Holders”) will enter into the Stockholder and Registration Rights Agreement (the “Stockholder and Registration Rights Agreement”), setting forth certain post-closing governance matters, including:

●	for so long as Nabors, and its subsidiaries beneficially own at least 50% of the Class A common stock after giving effect to the Transactions (the “New e2 Class A Common Stock”) that Nabors and its subsidiaries collectively beneficially owned immediately following the Closing, Sponsor will have the right to nominate two directors for election to the New e2 board of directors (the “New e2 Board”), with at least one nominee qualifying as “independent” pursuant to the listing standards of the applicable national securities exchange and the other nominee being initially appointed to the class of directors with the longest initial term;
●	for so long as James Richmond (the “e2 Principal Holder”) beneficially owns at least 50% of the New e2 Class A Common Stock that the e2 Principal Holder beneficially owned immediately following Closing, the e2 Principal Holder will have the right to nominate three directors for election to the New e2 Board, with at least two nominees seated at any given time qualifying as “independent” pursuant to the listing standards of the applicable national securities exchange and the remaining nominee being initially appointed to the class of directors with the longest initial term;

●	for so long as each of Nabors and its subsidiaries and the e2 Principal Holder beneficially own an amount of shares of New e2 Class A Common Stock entitling them to their respective nomination rights, sponsor and the e2 Principal Holder will have the right to mutually agree to nominate one director for election to the New e2 Board and determine the Chairman of the New e2 Board, and such director nominee shall qualify as “independent” pursuant to the listing standards of the applicable national securities exchange; provided that, if either Nabors and its subsidiaries or the e2 Principal Holder ceases to own the amount of shares of New e2 Class A Common Stock entitling them to their respective nomination rights, the other party shall have the right to nominate one director for election to the New e2 Board and determine the Chairman of the New e2 Board until such party ceases to own such requisite number of shares of New e2 Class A Common Stock; and
●	for so long as each of Nabors and its subsidiaries and the e2 Principal Holder beneficially own an amount of shares of New e2 Class A Common Stock entitling them to their respective nomination rights, the Chief Executive Officer of e2 will be nominated for election to the New e2 Board.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 12, 2023 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues prior to the completion of our initial business combination at the earliest. Following our Initial Public Offering, we generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $2,352,808, which consists of interest income on marketable securities held in the trust account of $3,414,180, offset by operating costs of $1,061,372.

For the six months ended June 30, 2025, we had a net income of $3,229,304, which consists of interest income on marketable securities held in the trust account of $6,744,626, offset by operating costs of $3,515,322.

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

Liquidity, Capital Resources and Going Concern

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

For the six months ended June 30, 2025, cash used in operating activities was $421,342. Net income of $3,229,304 was affected by interest earned on marketable securities held in the trust account of $6,744,626. Changes in operating assets and liabilities provided $3,093,980 of cash for operating activities.

For the six months ended June 30, 2024, cash used in operating activities was $202,415. Net income of $7,368,911 was affected by interest earned on marketable securities held in the trust account of $7,894,384. Changes in operating assets and liabilities provided $323,058 of cash for operating activities.

As of June 30, 2025, we had cash held in the trust account of $338,525,756 (including $30,475,756 of interest income). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $1,178,340. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete an initial business combination, to pay for directors and officers liability insurance premiums.

In order to finance working capital deficit or to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes its initial business combination, the Company would repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per private placement warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

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

We have determined that mandatory liquidation, should a business combination not occur by August 18, 2025, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, or operating lease obligations, other than an agreement to pay an aggregate of $15,000 per month to an affiliate of our sponsor for office space, utilities, secretarial and administrative support.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6,100,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $10,675,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. However, on February 10, 2025 and July 14, 2025, the Company received waiver letters from the underwriters for their portions of the deferred underwriting fee, accrued in connection with the Initial Public Offering. Therefore, there is no longer a deferred fee payable to the underwriters.

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

Cash and marketable Securities in Trust Account

As of June 30, 2025, the assets held in the Trust Account were held in U.S. Treasury Bills and cash. As of December 31, 2024, the assets held in the Trust Account were held in cash. We account for marketable securities at fair value on the balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the unaudited condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the fair value of cash and marketable securities held in Trust Account amounts to $338,525,863 and $331,781,130, respectively.

Derivative Financial Instruments

We evaluate financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480. On August 27, 2023, the remainder of the over-allotment option to purchase 4,000,000 Units expired and the over-allotment option liability, which was initially measured at fair value of $402,224, was derecognized in the unaudited condensed consolidated statements of operations.

Warrant Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 10 in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

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

We have not sold any equity securities during the quarterly period ended June 30, 2025.

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

3.1

Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 17, 2025).

10.1

Amended and Restated Investment Management Trust Agreement, dated July 17, 2025, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 17, 2025).

10.2

Promissory Note, dated as of July 17, 2025, issued to Nabors Lux by the Company(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on July 17, 2025).

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

NABORS ENERGY TRANSITION CORP. II

Date: August 14, 2025	By:	/s/ ANTHONY G. PETRELLO
	Name:	Anthony G. Petrello
	Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ WILLIAM RESTREPO
	Name:	William Restrepo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)