Form 10-Q
period 2025-09-30
Nabors Energy Transition Corp. II
filed 2025-11-13
CIK 1975218

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 13,724,863 Class A ordinary shares, par value $0.0001 per share, 0 Class B ordinary shares, par value $0.0001 per share, and 7,625,000 Class F ordinary shares, par value $0.0001 per share, issued and outstanding.

NABORS ENERGY TRANSITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$629,566	$1,599,682
Prepaid expenses	28,750	5,000
Short-term prepaid insurance	10,733	130,475
Total current assets	669,049	1,735,157

Cash and marketable securities held in Trust Account	154,158,677	331,781,130
Total Assets	$154,827,726	$333,516,287

Liabilities, Class A Ordinary Shares Subject to Possible Redemptions, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$2,967,156	$296,368
Due to affiliate	—	17,351
Total current liabilities	2,967,156	313,719

Overfunding and extension convertible notes - related party	3,800,000	3,050,000
Deferred legal fees	7,380,806	3,759,253
Deferred underwriting fee payable	—	10,675,000
Total Liabilities	14,147,962	17,797,972

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 13,724,863 and 30,500,000 shares at redemption value of $11.23 and $10.88 per share as of September 30, 2025 and December 31, 2024, respectively	154,158,677	331,781,130

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 13,724,863 and 30,500,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class F ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,625,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	763	763
Additional paid-in capital	—	—
Accumulated deficit	(13,479,676)	(16,063,578)
Total Shareholders’ Deficit	(13,478,913)	(16,062,815)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemptions, and Shareholders’ Deficit	$154,827,726	$333,516,287

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$3,825,776	$479,267	$7,341,098	$1,004,740
Loss from operations	(3,825,776)	(479,267)	(7,341,098)	(1,004,740)

Other income:
Interest earned on marketable securities held in Trust Account	1,537,454	4,450,892	8,282,080	12,345,276
Total other income	1,537,454	4,450,892	8,282,080	12,345,276
Net (loss) income	$(2,288,322)	$3,971,625	$940,982	$11,340,536

Basic and diluted weighted average shares outstanding, Class A ordinary shares	16,489,995	30,500,000	25,829,998	30,500,000

Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.09)	$0.10	$0.03	$0.30

Basic and diluted weighted average shares outstanding, Class F Ordinary Shares	7,625,000	7,625,000	7,625,000	7,625,000

Basic and diluted net (loss) income per share, Class F Ordinary Shares	$(0.09)	$0.10	$0.03	$0.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	—	$—	7,625,000	$763	$—	$(16,063,578)	$(16,062,815)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(661,696)	(661,696)
Net income	—	—	—	—	—	—	—	876,496	876,496
Balance – March 31, 2025	—	—	—	—	7,625,000	763	—	(15,848,778)	(15,848,015)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(3,414,180)	(3,414,180)
Net income	—	—	—	—	—	—	—	2,352,808	2,352,808
Balance – June 30, 2025	—	—	—	—	7,625,000	763	—	(16,910,150)	(16,909,387)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	5,718,796	5,718,796
Net loss	—	—	—	—	—	—	—	(2,288,322)	(2,288,322)
Balance – September 30, 2025	—	$—	—	$—	7,625,000	$763	$—	$(13,479,676)	$(13,478,913)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares						Additional		Total
	Class A		Class B		Class F		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024 (audited)	—	$—	—	$—	7,625,000	$763	$—	$(11,902,344)	$(11,901,581)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(4,062,370)	(4,062,370)
Net income	—	—	—	—	—	—	—	3,796,892	3,796,892
Balance – March 31, 2024	—	—	—	—	7,625,000	763	—	(12,167,822)	(12,167,059)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(3,832,014)	(3,832,014)
Net income	—	—	—	—	—	—	—	3,572,019	3,572,019
Balance – June 30, 2024	—	—	—	—	7,625,000	763	—	(12,427,817)	(12,427,054)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(4,450,892)	(4,450,892)
Net income	—	—	—	—	—	—	—	3,971,625	3,971,625
Balance – September 30, 2024	—	$—	—	$—	7,625,000	$763	$—	$(12,907,084)	$(12,906,321)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NABORS ENERGY TRANSITION CORP. II

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$940,982	$11,340,536
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,282,080)	(12,345,276)
Changes in operating assets and liabilities:
Prepaid expenses	(23,750)	(19,786)
Short-term prepaid insurance	119,742	49,261
Long-term prepaid insurance	—	130,475
Accounts payable and accrued expenses	2,670,788	100,521
Due to affiliate	(17,351)	—
Deferred legal fee payable	3,621,553	480,019
Net cash used in operating activities	(970,116)	(264,250)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(750,000)	—
Cash withdrawn from Trust Account in connection with redemption	186,654,533	—
Net cash provided by investing activities	185,904,533	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	750,000	—
Payment of offering costs	—	(75,000)
Redemption of ordinary shares	(186,654,533)	—
Net cash used in financing activities	(185,904,533)	(75,000)

Net Change in Cash	(970,116)	(339,250)
Cash – Beginning of period	1,599,682	1,984,344
Cash – End of period	$629,566	$1,645,094

Non-Cash investing and financing activities:
Reduction in deferred underwriting fee payable	$(10,675,000)	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Nabors Energy Transition Corp. II (the “Company” or “NETD”) was incorporated in the Cayman Islands on April 12, 2023. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

The Company has one wholly owned subsidiary, Liffey Merger Sub, LLC, a Delaware limited liability company (“Merger Sub”), which was formed on January 31, 2025.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

On October 14, 2025, the Company, Merger Sub and e2Companies, LLC (“e2”) terminated the previously announced Business Combination Agreement (as defined below) and entered into a Settlement Agreement (as defined below) pursuant to which the Company is expected to receive settlement payments from e2 (as further discussed in Note 6 and Note 10).

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from April 12, 2023 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues prior to the completion of the Business Combination, at the earliest, and generates non-operating income in the form of interest income on permitted investments and cash from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Company will provide holders of the Company’s outstanding Public Shares sold in the Initial Public Offering (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares (including any securities for which such shares are exchanged in any prior migration or other restructuring) upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. Except as required by applicable law or stock exchange listing requirements, the decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.10 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Second Amended and Restated Memorandum and Articles of Association (the “Amended Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Founder Shares are not entitled to redemption rights in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Amended Articles (A) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the time frame described below or (B) with respect to any other material provision relating to the rights of holders of Public Shares or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Company has 28 months from the closing of the Initial Public Offering, or such earlier date as the Company’s board of directors (the “Board”) may approve, to consummate an initial Business Combination. The Board may extend the date by which the Company has to consummate an initial Business Combination as further described below. If the Company is unable to complete a Business Combination within 28 months, or such earlier date as the Board may approve, from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (net of any taxes payable by the Company and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On July 16, 2025, the Company held an extraordinary general meeting, where shareholders approved and adopted (i) the Amended Articles, to allow the Board, without another shareholder vote, to elect to extend the date by which the Company has to consummate an initial Business Combination from July 18, 2025 up to twelve times for an additional one month each time to July 18, 2026 (or within 36 months from the consummation of the Initial Public Offering) (the “Monthly Extension Option”); and (ii) the amended and restated investment management trust agreement, to reflect the Monthly Extension Option.

On July 17, 2025, the Board elected to extend the date by which the Company has to consummate an initial Business Combination from July 18, 2025 to August 18, 2025, as permitted under the Amended Articles. In connection with such extension, Nabors Lux 2 S.a.r.l., a private limited liability company (société à responsabilité limitée) incorporated in the Grand Duchy of Luxembourg (“Nabors Lux”) deposited $250,000 into the Trust Account. To pay the extension fees the Company issued an unsecured promissory note to Nabors Lux, an affiliate of the Sponsor, in the principal amount of $250,000 in connection with such extension.

On August 15, 2025, the Board elected to extend the date by which the Company has to consummate an initial Business Combination from August 18, 2025 to September 18, 2025, as permitted under the Amended Articles. In connection with such extension, Nabors Lux deposited $250,000 into the Trust Account. To pay the extension fees the Company issued an unsecured promissory note to Nabors Lux, an affiliate of the Sponsor, in the principal amount of $250,000 in connection with such extension.

On September 17, 2025, the Board elected to extend the date by which the Company has to consummate an initial Business Combination from September 18, 2025 to October 18, 2025, as permitted under the Amended Articles. In connection with such extension, Nabors Lux deposited $250,000 into the Trust Account. To pay the extension fees the Company issued an unsecured promissory note to Nabors Lux, an affiliate of the Sponsor, in the principal amount of $250,000 in connection with such extension.

On October 17, 2025, the Board elected to extend the date by which the Company has to consummate an initial Business Combination from October 18, 2025 to November 18, 2025, as permitted under the Amended Articles. In connection with such extension, Nabors Lux deposited $250,000 into the Trust Account. To pay the extension fees the Company issued an unsecured promissory note to Nabors Lux, an affiliate of the Sponsor, in the principal amount of $250,000 in connection with such extension.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Sponsor, officers and directors will not be entitled to redemption distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to redemption distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay Company taxes. This liability will not apply with respect to any claims by a third party or target that executed an agreement waiving any and all rights to seek access to the Trust Account (whether or not such agreement is enforceable) or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act.

Going Concern Consideration

As of September 30, 2025, the Company had $629,566 in the operating bank account and working capital deficit of $1,421,438.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an initial Business Combination by November 18, 2025, then the Company will cease all operations except for the purpose of winding up. The date for mandatory liquidation of winding up and the liquidity condition of the Company raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 18, 2025.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on April 2, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $629,566 and $1,599,682 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Cash and Marketable Securities in Trust Account

At September 30, 2025, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills. At December 31, 2024, all of the assets held in the Trust Account were held in cash. The Company’s marketable securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the unaudited condensed consolidated statements of operations. For the periods ended September 30, 2025 and 2024, the Company withdrew $186,654,533 and $0, respectively, from the Trust Account in connection with redemption.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s winding up, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants), and as such, the initial carrying values of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

At September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2023	$315,668,115
Plus:
Accretion of carrying value to redemption value	16,113,015
Class A ordinary shares subject to possible redemption, December 31, 2024	331,781,130
Less:
Redemptions	(186,654,533)
Plus:
Waiver of deferred underwriting fee payable allocated to ordinary shares	2,668,750
Accretion of carrying value to redemption value	661,696
Class A ordinary shares subject to possible redemption, March 31, 2025	$335,111,576
Plus:
Waiver of deferred underwriting fee payable allocated to ordinary shares	—
Accretion of carrying value to redemption value	3,414,180
Class A ordinary shares subject to possible redemption, June 30, 2025	$338,525,756
Plus:
Waiver of deferred underwriting fee payable allocated to ordinary shares	8,006,250
Accretion of carrying value to redemption value	(5,718,796)
Less:
Redemptions	(186,654,533)
Class A ordinary shares subject to possible redemption, September 30, 2025	$154,158,677

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The Company has three classes of ordinary shares, which are referred to as Class A ordinary shares, Class B ordinary shares, and Class F ordinary shares. Income and losses are shared pro rata between the three classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, the three classes of ordinary shares share pro rata in the income of the Company. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the private placement, and any warrants issued in connection with the related party convertible promissory note, since the exercise of the warrants and the conversion of the related party convertible promissory note is contingent upon the occurrence of future events. The warrants are exercisable to purchase 24,790,000 Class A ordinary shares in the aggregate 30 days after the completion of a Business Combination. The related party convertible promissory note is convertible into 3,050,000 warrants upon the closing of a Business Combination. As of September 30, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2025			2024
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and Diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(1,564,770)	$—	$(723,552)	$3,177,300	$—	$794,325
Denominator:
Basic and Diluted weighted average shares outstanding	16,489,995	—	7,625,000	30,500,000	—	7,625,000
Basic and Diluted net (loss) income per ordinary share	$(0.09)	$—	$(0.09)	$0.10	$—	$0.10

	For the Nine Months Ended September 30,
	2025			2024
	Class A	Class B	Class F	Class A	Class B	Class F
Basic and Diluted net income per ordinary share
Numerator:
Allocation of net income	$726,515	$—	$214,467	$9,072,429	$—	$2,268,107
Denominator:
Basic and Diluted weighted average shares outstanding	25,829,998	—	7,625,000	30,500,000	—	7,625,000
Basic and Diluted net income per ordinary share	$0.03	$—	$0.03	$0.30	$—	$0.30

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at its assigned fair values.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares until one year after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the reported last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the date on which the Company consummates a liquidation, merger, share exchange, or other similar transaction which results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On July 13, 2023, the Company, the Sponsor and the Company’s two independent directors entered into securities agreements in which the Sponsor forfeited 100,000 Class F ordinary shares and in turn the Company issued the same number of Class F ordinary shares to the Company’s two independent directors (50,000 Class F ordinary shares to each director). On June 25, 2024, the Company appointed a third independent director to its board of directors. In connection with such appointment, the Sponsor transferred 50,000 Class F ordinary shares held by the Sponsor to the newly appointed independent director. The 150,000 total Class F ordinary shares held by the independent directors are subject to forfeiture if the independent directors are removed or resign from the Board before the Company’s initial Business Combination. The forfeiture of the Founder Shares by the Sponsor, and subsequent issuance of the Founder Shares by the Company to the Company’s initial two independent directors and the transfer of Founder Shares by the Sponsor to the third independent director, is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company has estimated that the fair value of the Founder Shares granted to the Company’s independent directors, on July 13, 2023 and June 25, 2024, were approximately $59,000 and $31,664, respectively, using the Black - Scholes option - pricing model. The following assumptions were used in the valuation of Founder Shares issued and transferred, as applicable, to the independent directors on July 13, 2023 and June 25, 2024, respectively: (1) risk - free rate of 3.91% and 5.10%, (2) market price of $10.12 and $10.55, and (3) present value factor of 0.97 and 1.00. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of an initial Business Combination). Compensation expense related to the Class F ordinary shares is recognized only when the performance condition is met under the applicable accounting literature in this circumstance. As of September 30, 2025, the Company determined the performance conditions had not been met, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date the performance conditions are met (i.e., upon consummation of an initial business combination) in an amount equal to the number of the Class F ordinary shares vested times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class F ordinary shares. A total of $290 and $0 was received by the Company on July 13, 2023 and June 25, 2024, respectively.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Overfunding and Extension Convertible Notes – Related Party

On July 18, 2023, concurrently with the closing of the Initial Public Offering, direct or indirect owners of the Sponsor loaned the Company a total of $3,050,000 and in exchange, the Company issued unsecured promissory notes to each lender for an aggregate principal amount of $3,050,000 as of the closing of the Initial Public Offering at no interest (the “Overfunding Loans”). The Overfunding Loans will be repaid upon the closing of the initial Business Combination or converted into warrants of the post-business combination entity at a price of $1.00 per warrant (or any combination thereof), at the Sponsor’s discretion, which warrants will be identical to the Private Placement Warrants. The Overfunding Loans were extended in order to ensure that the amount in the Trust Account is $10.10 per public share at the closing of the Initial Public Offering. If the Company does not complete an initial Business Combination, the Company will not repay the Overfunding Loans from amounts held in the Trust Account, and the Trust Account proceeds will be distributed to the Public Shareholders, subject to the limitations described herein; however, the Company may repay the Overfunding Loans if there are funds available outside the Trust Account to do so. At September 30, 2025 and December 31, 2024, there is $3,050,000, outstanding under the Overfunding Loans.

On July 17, 2025, August 15, 2025, September 17, 2025 and October 17, 2025, the Company issued an unsecured promissory note (“Extension notes”) to Nabors Lux, an affiliate of the Sponsor, each in the principal amount of $250,000 in exchange for funding the Monthly Extension Option. The Extension notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2025 and December 31, 2024, there is $750,000 and $0, respectively outstanding under the Extension notes.

The conversion features were analyzed under ASC 470-20, “Debt with Conversion or Other Options,” and the notes did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging.” At September 30, 2025 and December 31, 2024, there is $3,800,000 and $3,050,000, respectively outstanding under the Overfunding Loans and Extension notes. As the settlement or liquidation of amounts of overfunding loans are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024.

Administrative Support Agreement

The Company entered into an agreement which provides that, commencing on July 14, 2023 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. For the three and nine months ended September 30, 2025, the Company incurred $45,000 and $135,000, respectively, in fees for these services of which such amount is included in accrued expenses in the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, the Company incurred $45,000 and $135,000 in fees for these services, respectively, of which such amount is included in accrued expenses in the accompanying condensed balance sheets. Accrued expenses under this agreement total $397,500 and $262,500 as of September 30, 2025 and December 31, 2024, respectively.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6,100,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $10,675,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering (the “Underwriting Agreement”).

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

On July 14, 2025, the Company received a waiver letter from Citigroup Global Markets Inc. (“Citi”) for its portion of the deferred underwriting fees accrued in connection with the Initial Public Offering. This waiver will result in there no longer being a deferred underwriting fee payable balance. The deferred underwriting discounts and commissions were to become payable to Citi from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the Underwriting Agreement. Accordingly, the Company does not owe Citi deferred underwriting discounts and commissions in connection with the proposed Business Combination, as the Company did not engage Citi to perform, nor did Citi perform, any work on the proposed Business Combination. The Company expects to use the funds previously reserved for these deferred underwriting discounts and commissions to pay additional transaction expense.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Deferred Legal Fees

As of September 30, 2025 and December 31, 2024, the Company had a total of $7,380,806 and $3,759,253 of deferred legal fees, respectively, of which $250,000 is related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination. As the settlement or liquidation of amounts of deferred legal fees are not reasonably expected to require the use of current assets or require the creation of current liabilities, the amount is classified as a non-current liability in the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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

Termination of the Business Combination Agreement and Plan of Reorganization

On February 11, 2025, the Company, Merger Sub, and e2, entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”).

On October 14, 2025, the parties terminated the Business Combination Agreement and all ancillary agreements entered into in connection therewith were deemed terminated by mutual agreement as further discussed in Note 10.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 13,724,863 and 30,500,000, respectively, Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were no Class B ordinary shares issued or outstanding.

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

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Warrants — At September 30, 2025 and December 31, 2024, a total of 24,790,000 warrants were outstanding, consisting of 15,250,000 Public Warrants and 9,540,000 Private Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). While the Company has registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act as part of the registration statement for the Company’s Initial Public Offering, the Company does not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post- effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares with the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

At September 30, 2025, assets held in the Trust Account were comprised of $154,158,677 in U.S. Treasury bills. At December 31, 2024, assets held in the Trust Account was comprised of $331,781,130 in cash. During the period from April 12, 2023 (inception) through September 30, 2025, the Company withdrew an amount of $186,654,533 from the Trust Account in connection with redemption.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2025	2024
Assets:
Marketable securities held in Trust Account	1	$154,158,677	$—

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed statements of operations as net income. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
General and administrative expenses	$3,825,776	$479,267	$7,341,098	$1,004,740
Interest earned on cash and marketable securities held in Trust Account	$1,537,454	$4,450,892	$8,282,080	$12,345,276

	September 30,	December 31,
	2025	2024
Cash	$629,566	$1,599,682
Cash and marketable securities held in Trust Account	$154,158,677	$331,781,130

The CODM reviews interest earned on marketable securities held in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the condensed statements of operations and described within their respective disclosures. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NABORS ENERGY TRANSITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

On October 14, 2025 (the “Settlement Date”), the Company, e2, the Sponsor and Merger Sub entered into the Settlement Agreement and Release (the “Settlement Agreement”) pursuant to which (i) e2 issued a secured promissory note (the “Secured Promissory Note”) to the Company in an aggregate principal amount of $29.23 million, of which (x) $14.615 million matures on March 31, 2026 ($3.5 million of which is required to be prepaid on or before December 31, 2025) (the “First Note”), and (y) $14.615 million matures on October 14, 2028 (the “Second Note” and together with the First Note, the “Notes”), provided that, certain security interests granted by e2 and its subsidiaries will not vest until the repayment in full of all obligations owed to a priority creditor, (ii) the parties agreed to dismiss with prejudice the previously disclosed action styled Nabors Energy Transition Corp. II, et al. v. e2Companies LLC, 2025-0810-BWD and release the parties from various known and unknown claims, subject to certain carve-outs, effective upon the Settlement Date, and (iii) the Business Combination Agreement and all ancillary agreements entered into in connection therewith were deemed terminated by mutual agreement upon the Settlement Date. The terms of the Settlement Agreement and the Notes are described in further detail in the Current Report on Form 8-K filed by the Company with the SEC on October 15, 2025.

On October 20, 2025, the Company issued a $2,000,000 unsecured promissory note to Nabors Lux 2 S.a.r.l., an affiliate of the Sponsor, to provide additional working capital. The note is non-interest bearing, payable upon the earlier of the consummation of the Company’s initial business combination or liquidation, and may be converted at the Sponsor’s discretion into warrants at a price of $1.00 per warrant.

On October 27, 2025, the Company filed a definitive proxy statement (the “Definitive Proxy”) for an extraordinary general meeting of shareholders (the “Shareholder Meeting”), and on November 3, 2025, the Company filed an amendment and supplement to the Definitive Proxy, for the purpose of approving (i) an amendment to its Amended Articles to (A) delete Article 49 (Business Combination), other than Article 49.7, in its entirety and (B) extend the date by which the Company has to consummate an initial Business Combination indefinitely (the “Indefinite Extension”) and (ii) an amendment and restatement of the amended and restated investment management trust agreement (the “IMTA Amendment”)to permit the Company (A) to deposit future interest earned on the Trust Account into the Company’s operating account from and after the date of the proposed IMTA Amendment and (ii) to reflect the Indefinite Extension.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us,” “NETD” or the “Company” refer to Nabors Energy Transition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Nabors Energy Transition Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Extension

On July 16, 2025, the Company held an extraordinary general meeting, where shareholders approved and adopted (i) the Amended Articles, to allow the Board, without another shareholder vote, to elect the Monthly Extension Option; and (ii) the amended and restated investment management trust agreement, to reflect the Monthly Extension Option.

On July 17, 2025, the Board elected to extend the date by which the Company has to consummate an initial Business Combination from July 18, 2025 to August 18, 2025, as permitted under the Amended Articles. In connection with such extension, Nabors Lux deposited $250,000 into the Trust Account. To pay the extension fees, the Company issued an unsecured promissory note to Nabors Lux, an affiliate of the Sponsor in the principal amount of $250,000 in connection with such extension.

On August 15, 2025, the Board elected to extend the date by which the Company has to consummate an initial Business Combination from August 18, 2025 to September 18, 2025, as permitted under the Amended Articles. In connection with such extension, Nabors Lux deposited $250,000 into the Trust Account. To pay the extension fees, the Company issued an unsecured promissory note to Nabors Lux, an affiliate of the Sponsor in the principal amount of $250,000 in connection with such extension.

On September 17, 2025, the Board elected to extend the date by which the Company has to consummate an initial Business Combination from September 18, 2025 to October 18, 2025, as permitted under the Amended Articles. In connection with such extension, Nabors Lux deposited $250,000 into the Trust Account. To pay the extension fees, the Company issued an unsecured promissory note to Nabors Lux, an affiliate of the Sponsor in the principal amount of $250,000 in connection with such extension.

On October 17, 2025, the Board elected to extend the date by which the Company has to consummate an initial Business Combination from October 18, 2025 to November 18, 2025, as permitted under the Amended Articles. In connection with such extension, Nabors Lux deposited $250,000 into the Trust Account. To pay the extension fees, the Company issued an unsecured promissory note to Nabors Lux, an affiliate of the Sponsor in the principal amount of $250,000 in connection with such extension.

On October 20, 2025, the Company issued a $2,000,000 unsecured promissory note to Nabors Lux 2 S.a.r.l., an affiliate of the Sponsor, to provide additional working capital. The note is non-interest bearing, payable upon the earlier of the consummation of the Company’s initial business combination or liquidation, and may be converted at the Sponsor’s discretion into warrants at a price of $1.00 per warrant.

On October 27, 2025, the Company filed a definitive proxy statement (the “Definitive Proxy”) for the Shareholder Meeting, and on November 3, 2025, the Company filed an amendment and supplement to the Definitive Proxy, for the purpose of approving (i) an amendment to its Amended Articles to (A) delete Article 49 (Business Combination), other than Article 49.7, in its entirety and (B) the Indefinite Extension and (ii) an amendment and restatement of the amended and restated investment management trust agreement (the “IMTA Amendment”) to permit the Company (A) to deposit future interest earned on the Trust Account into the Company’s operating account from and after the date of the proposed IMTA Amendment and (ii) to reflect the Indefinite Extension.

Termination of the Business Combination Agreement and Plan of Reorganization

On February 11, 2025, the Company, Merger Sub, and e2, entered into the Business Combination Agreement.

On October 14, 2025, the Company, e2, the Sponsor and Merger Sub entered into the Settlement Agreement pursuant to which (i) e2 issued the Secured Promissory Note to the Company in an aggregate principal amount of $29.23 million, of which (x) $14.615 million matures on March 31, 2026 ($3.5 million of which is required to be prepaid on or before December 31, 2025), and (y) $14.615 million matures on October 14, 2028, provided that, certain security interests granted by e2 and its subsidiaries will not vest until the repayment in full of all obligations owed to a priority creditor, (ii) the parties agreed to dismiss with prejudice the previously disclosed action styled Nabors Energy Transition Corp. II, et al. v. e2Companies LLC, 2025-0810-BWD and release the parties from various known and unknown claims, subject to certain carve-outs, effective upon the Settlement Date, and (iii) the Business Combination Agreement and all ancillary agreements entered into in connection therewith were deemed terminated by mutual agreement upon the Settlement Date. The terms of the Settlement Agreement and the Notes are described in further detail in the Current Report on Form 8-K filed by the Company with the SEC on October 15, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 12, 2023 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues prior to the completion of our initial business combination at the earliest. Following our Initial Public Offering, we generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $2,288,322, which consists of operating costs of $3,825,776, offset by interest income on marketable securities held in the trust account of $1,537,454.

For the nine months ended September 30, 2025, we had a net income of 940,982, which consists of interest income on marketable securities held in the trust account of $8,282,080, offset by operating costs of $7,341,098.

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

For the nine months ended September 30, 2025, cash used in operating activities was $970,116. Net income of $940,982 was affected by interest earned on marketable securities held in the trust account of $8,282,080. Changes in operating assets and liabilities provided $6,370,982 of cash for operating activities.

For the nine months ended September 30, 2024, cash used in operating activities was $264,250. Net income of $11,340,536 was affected by interest earned on marketable securities held in the trust account of $12,345,276. Changes in operating assets and liabilities provided $740,490 of cash for operating activities.

As of September 30, 2025, we had cash held in the trust account of $154,158,677 (including $8,282,080.36 of interest income). We may withdraw interest from the trust account to pay taxes, if any.

As of September 30, 2025, we had cash of $629,566. We intend to use the funds held outside the trust account primarily to pay fees and expenses incurred by or on behalf of the Company since its formation.

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

The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

We have determined that mandatory liquidation for winding up, should a business combination not occur by November 18, 2025, and potential subsequent liquidation and dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Cash and marketable Securities in Trust Account

As of September 30, 2025, the assets held in the Trust Account were held in U.S. Treasury Bills and cash. As of December 31, 2024, the assets held in the Trust Account were held in cash. We account for marketable securities at fair value on the balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the unaudited condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the fair value of cash and marketable securities held in Trust Account amounts to $154,158,677 and $331,781,130, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 10 in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Form on Form 10-K/A filed with the SEC on April 2, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Other than as set forth below and in the Definitive Proxy, as amended and supplemented, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Form on Form 10-K/A filed with the SEC on April 2, 2025, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The Company may not receive payment under the Settlement Agreement or the Notes by either maturity date or at all and the Company may not receive payment if it enters into an initial business combination.

Our receipt of the payment of the amounts due under the Settlement Agreement or under the Notes at the applicable maturity date will be dependent upon e2’s ability to pay its obligations under the Settlement Agreement and the Notes on the applicable payment date. If e2 becomes unable to meet its respective financial obligations as they become due, we may not receive any or all of the amount(s) payable under the terms of the Settlement Agreement or the Notes. While the Notes will be secured, the security interests will not vest until obligations owed to a priority creditor are paid in full and actions to “perfect” the security interest may not be able to be taken until the security interest vests. Our status as a secured creditor may be impaired by virtue of this delay. Whether as a result of being unsecured or otherwise, in the event of a default under the Notes, we may not be able to (or it may be impractical to) foreclose on the collateral securing the Notes and/or the value of such collateral may be less than the amount owed under the Notes.

If, at the time of a Trigger Event (as defined in the Settlement Agreement), the Company has entered into a definitive agreement for an initial business combination, but such initial business combination has not yet been consummated, then any Trigger Event Payment (as defined in the Settlement Agreement) shall instead be deposited by e2 into an escrow account. If such definitive agreement for an initial business combination is terminated, the Trigger Event Payment will be released to the Company, and if such initial business combination is consummated, the Trigger Event Payment will be released to e2.

The Notes will be secured by the equity interests of Mission Critical e2 LLC and Mission Critical e2 Limited (“Mission Critical”) (but, in each case, only upon repayment in full of a priority creditor), and such collateral is subject to a variety of risks associated with the Energy Services Agreement by and between Mission Critical and Herbata, some of which are outside of our control.

Herbata Limited, an Irish land development company (“Herbata”), is party to that certain Put and Call Option Agreement by and among Herbata, Mission Critical, Moffett Investment Holdings Unlimited Company and the shareholders of Herbata party thereto, dated April 9, 2024, pursuant to which (i) within the period starting on the date on which Herbata receives the final grant of applicable planning permission by the relevant authority for construction, development, and operation of the Herbata Project (the “Planning Permissions”) and ending on the six month anniversary of the date of the receipt of such Planning Permissions, Herbata has the option to require e2, through Mission Critical, to purchase the entire issued share capital of Herbata and the data center campus in Kildare County, Ireland on a three-hectare site which will include six two-story data center buildings at Jigginstown, Halverstown, and Newhall, Naas, adjacent to the M7 Business Park (the “Herbata Project”) that Herbata is developing (the “Put Option”) and (ii) provided that the Put Option is not exercised at the time, until the expiration of the six month anniversary of the date of the receipt of such Planning Permissions, e2 may purchase the entire issued share capital of Herbata and the Herbata Project site, together with all related Planning Permissions.

Additionally, we are subject to other risks, including:

●	Herbata’s financial conditions and creditworthiness;
●	Herbata’s ability to complete its project on projected timeline and within forecasted budget;
●	risks and delays associated with Herbata obtaining requisite permits and approvals; and
●	ability to obtain financing for Herbata’s project on attractive terms or at all.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including,

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete an initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not intend to spend a considerable amount of time actively managing the assets in the Trust Account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the Company intends to only hold the proceeds in the Trust Account and any payments under the Settlement Agreement and Notes as cash or cash equivalents but may decide to invest them in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations in the future. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at winding up (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons who are seeking a return on investments in government securities or investment securities. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

In the adopting release for the final rules which became effective on July 1, 2024, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nabors Lux deposited $250,000 into the Trust Account on July 17, 2025, August 15, 2025, September 17, 2025 and October 17, 2025 in connection with the Monthly Extension Option and in exchange, we issued unsecured promissory notes to Nabors Lux for an aggregate of $1.0 million. The Extension note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the liquidation of the Company on or before November 19, 2025, unless such date is extended pursuant to the Company’s second amended and restated memorandum and articles of association, or such later liquidation date as may be approved by the Company’s shareholders and the Board. If the Company consummates an initial business combination, it will repay the loan out of the proceeds of the Trust Account or, at the option of the Sponsor, convert all or a portion of the loan into warrants for $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not consummate an initial business combination, the Company will repay the loan only from funds held outside of the Trust Account.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	On November 12, 2025, the Board appointed Miguel Rodriguez to serve as the Chief Financial Officer of the Company.

Mr. Rodriguez is the Chief Financial Officer of Nabors Industries Ltd. (“Nabors”; NYSE: NBR) since October 2025 and previously served as Senior Vice President for Operations Finance of Nabors since February 2019. Prior to joining Nabors, Mr. Rodriguez worked for over 25 years at Schlumberger in various senior executive positions in Corporate Treasury, Group Controller for Latin America, and worldwide Controller with postings in the United States, Latin America and Russia. Mr. Rodriguez holds a Bachelor degree in Business Administration and a CPA from Universidad Católica Andrés Bello in Venezuela.

There are no arrangements or understandings between Mr. Rodriguez or any other person pursuant to which he was appointed Chief Financial Officer of the Company. The Company is not aware of any transaction in which Mr. Rodriguez has an interest requiring disclosure under Item 404(a) of Regulation S-K.

On November 12, 2025, the Company entered into an indemnification agreement with Mr. Rodriguez (the “Indemnification Agreement”), which requires the Company to indemnify Mr. Rodriguez to the fullest extent permitted under applicable law and to advance expenses incurred as a result of any proceeding against him as to which he could be indemnified. The Indemnification Agreement is substantially similar to the Company’s existing indemnification agreements with its executive officers and other directors. The foregoing summary of the Indemnification Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Indemnification Agreement, the form of which is filed as Exhibit 10.8 hereto and incorporated in this Item 5(a) by reference.

Mr. Rodriguez succeeds William Restrepo, who resigned as Chief Financial Officer of the Company effective as of November 12, 2025. Mr. Restrepo’s resignation is a result of his retirement as Chief Financial Officer of Nabors and was not the result of any disagreement with the Company or any member of the Board or management team on any matter relating to the Company’s operations, policies or practices.

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

10.3

Promissory Note, dated as of August 15, 2025, issued to Nabors Lux by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on August 15, 2025).

10.4

Promissory Note, dated as of September 17, 2025, issued to Nabors Lux by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on September 18, 2025).

10.5

Settlement Agreement, dated as of October 14, 2025, by and among the Company, e2, the Sponsor and Merger Sub (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on October 15, 2025).

10.6

Secured Promissory Note, dated as of October 14, 2025, issued to the Company by e2 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on October 15, 2025).

10.7

Promissory Note, dated as of October 17, 2025, issued to Nabors Lux by the Company (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41744) filed with the SEC on October 20, 2025).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-272810) filed with the SEC on June 21, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NABORS ENERGY TRANSITION CORP. II

Date: November 13, 2025	By:	/s/ ANTHONY G. PETRELLO
	Name:	Anthony G. Petrello
	Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ MIGUEL RODRIGUEZ
	Name:	Miguel Rodriguez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)